Form 10-Q
period 2013-10-31
Black Rock Petroleum Co
filed 2013-12-23
CIK 1580095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number   333-189839

BLACK ROCK PETROLEUM COMPANY

(Exact name of registrant as specified in its charter)

Nevada

(State of incorporation)

1361 Peltier Drive

Point Roberts, Washington 98281

(Address of principal executive offices)

(403) 708-2523

(Registrant’s telephone number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [   ]     NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [X]     NO [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 20, 2013, there were 120,850,000 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

1

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.	3

	Balance Sheets as of September 30, 2013 and March 31, 2013 (Unaudited)	3

	Statements of Expenses for the three and six months ended September 30, 2013 and 2012, and from March 24, 2011 (inception) through September 30, 2013 (Unaudited)	4

	Statements of Cash Flows for the six months ended September 30, 2013 and 2012, and from March 24, 2011 (inception) through September 30, 2013 (Unaudited)	5

	Notes to the Unaudited Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.	7

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	8

ITEM 4.	CONTROLS AND PROCEDURES.	8

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS.	10

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.	10

ITEM 6.	EXHIBITS.	11

Signatures		12

Exhibit Index		13

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

BLACK ROCK PETROLEUM COMPANY
(A Development Stage Company)
Balance Sheet
(Unaudited)

	October 31,	April 30,
	2013	2013
ASSETS

Current Assets
Cash and cash equivalents	$ 121	$ 100

Total assets	$ 121	$ 100

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Account payable and accrued liabilities	16,783	12,650
Due to related parties	17,550	13,100
Total current liabilities	34,333	25,750

Stockholders' deficit
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 0 shares issued and outstanding at October 31, 2013 and April 30, 2013	-	-
Common stock, $0.00001 par value, 200,000,000 shares authorized, 120,850,000 shares issued and outstanding at October 31, 2013 and April 30, 2013	1,209	1,209
Subscription receivable from related party	(1,088)	(1,209)
Deficit accumulated during the development stage	(34,333)	(25,650)
Total stockholders' deficit	(34,212)	(25,650)
Total liabilities and stockholders' deficit	$ 121	$ 100

The accompanying notes are an integral part of these unaudited financial statements.

BLACK ROCK PETROLEUM COMPANY
(A Development Stage Company)
Statement of Expenses
(Unaudited)

	Three Months Ended October 31,	Six Months Ended October 31,	Inception (April 24, 2013) to October 31,
	2013	2013	2013
Expenses
Accounting and legal	$ 1,650	$ 2,683	$ 27,333
Rent	3,000	6,000	7,000

Total expenses	4,650	8,683	34,333

Net loss	(4,650)	(8,683)	(34,333)

Basic and diluted loss per share	(0.00)	(0.00)
Weighted average number of common shares outstanding
Basic and diluted	120,850,000	120,850,000

The accompanying notes are an integral part of these unaudited financial statements.

BLACK ROCK PETROLEUM COMPANY
(A Development Stage Company)
Statement of Cash Flows
For the period from April 24, 2013 (Inception) to October 31, 2013
(Unaudited)

	Six months ended October 31,	Inception (April 24, 2013) to October 31,
	2013	2013
Cash flows from operating activities

Net income (Loss)	$ (8,683)	$ (34,333)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	4,133	16,783
Due to related parties	4,450	17,550
Net cash provided by (used in) operating activities	(100)	-

Cash flows from financing activities
Proceeds from subscription receivable- related party	121	121
Net cash provided by financing activities	121	121

Increase (Decrease) in cash and cash equivalents	21	121

Cash and cash equivalents, beginning of period	100	-
Cash and cash equivalents, end of period	121	121

The accompanying notes are an integral part of these unaudited financial statements.

BLACK ROCK PETROLEUM COMPANY

(A Development Stage Company)

Notes to the Financial Statements

For the period from April 24, 2013 (Inception) to October 31, 2013

(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements of Black Rock Petroleum Company (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent period from inception through April 30, 2013 as reported in Form S-1, have been omitted.

2. GOING CONCERN

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  We have incurred operating losses and require additional funds to maintain our operations.  Management’s plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about our ability to continue as a going concern.  These financial statements do not include any adjustments that might result from this uncertainty.

We have not generated any operating revenues to date.

3.  RELATED PARTY

As of October 31, 2013 $17,550 is due to the president for expenses paid on behalf of the Company.  The amount due to director is unsecured, non-interest bearing and due on demand.

4.  EQUITY

On April 24, 2013, the Company issued 120,850,000 shares of common stock for the consideration amount of $1,209 to the parent company, Starflick.Com Incorporated.

As of October 31, 2013, the amount of $1,088 is still due from the parent company, Starflick.Com Incorporated and has been included in subscription receivable.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

Plan of Operation

We are a start-up, oil and gas exploration stage corporation and distributor of oil field equipment.  We have not yet generated or realized any revenues from our business operations.  We do not own any interest in any oil and gas leases or properties.  An exploration stage corporation is one engaged in the search for oil and gas reserves which are not in either the development or production stage.

We will begin limited operations by drop shipping oil and gas equipment to purchasers.  We will find an locate the desired equipment and require our customer to pay us the full purchase price.  We will then pay the manufacturer or wholesale therefore and cause the equipment to be delivered to our customer.  Assuming we are able to sell oil and gas related equipment to customers, we intend to retain the profits and accumulate cash.  As the cash grows, we intend to acquire an oil and gas lease in Stafford County, Kansas, and drill one well on the property.  Revenue for the first twelve months will be generated from the sale of oil and gas related equipment.  We do not know how long it will take us to accumulate sufficient capital to acquire a lease and drill one well.  Until we have sufficient capital to acquire a lease and drill a well, we intend to focus on and promote the sale of oil and gas related equipment.

At the same time, we intend to raise capital via a private placement.  The proceeds from the private placement will be used to acquire an oil and gas lease, upon which we intend to drill one oil and/or gas well.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin drop shipping oil and gas related equipment.  Accordingly, we must raise cash from outside sources. We will not acquire an oil and gas lease or begin drilling until we raise additional money. We believe we will need to raise a minimum gross amount of $70,000, $50,000 net, in order to acquire one lease and drill one well to a depth of between 500 to 1,200 feet in Stafford County, Kansas.  If we find oil and gas, and have additional proceeds available, we may drill additional wells on the property.  We will begin selling the oil and gas and proceed to raise additional capital to acquire additional leases and drill more wells.  We have targeted the geographical area of Stafford County, Kansas.

We will be conducting research in the form of drilling on the property. Our exploration program is explained in as much detail as possible in the business section of our Form S-1 registration statement which is incorporated herein by reference.  We are not going to buy or sell any plant or significant equipment during the next twelve months other than casing, pipe, a pump jack, and tanks. Casing and pipe will be purchased with funds we receive from the sale of oil and gas related equipment.  A pump jack and tanks will be purchased only if we strike oil. A pump jack and tanks are unnecessary if we find gas.

We do not intend to interest other companies in the property if we find oil and/or gas. We intend to develop the property our self.

If we are unable to complete drilling one well on the property, we will suspend operations until we raise more money. If we can’t or don’t raise more money, we will cease operations. If we cease operations, we don’t know what we will do and we don’t have any plans to do anything.

We do not intend to hire additional employees at this time.  We intend to hire an additional employee when we acquire our first oil and gas lease and begin exploration activities.  All of the work on the property will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for drilling one well.

In the event we complete our exploration program prior to the end of one year, and it is anticipated we will do so as reflected in the milestones that follow, if we find oil and/or gas, we will spend the balance of the year creating a program for development of the property. If we do not find oil and/or gas on the property, we attempt to locate a new property, raise additional money, and explore the new property.

Milestones

The following are our milestones:

1.

Immediately after spinning off the shares, set our website up initially very simplistic but modified and more sophisticated as the year progresses.  We intend on concentrating on sales.  During the twelve months following SEC effectiveness, as time and money permits, we will set up our data base and customer service department.  Initially customer service will be the function of Mr. Nagy during the process of selling equipment.  Concurrent with the website becoming operational, Mr. Nagy will begin contacting pumpers (persons who handle day-to-day operations of leases) by telephone and emails to the Stafford County, Kansas geographical area.  Begin selling and drop shipping oil and gas equipment.  Profits will be returned to the company.  Mr. Nagy will advance funds to get our operations jump-started.  Thereafter proceeds from the sale of equipment will be used to fund operations.  We intend to move toward self-sufficiency during this period until we become self-sustaining.  While there is no assurance thereof, we believe we will grow over the next twelve months and be self-sufficient thereafter. During the twelve months following SEC effectiveness.

2.

0-90 days after raising $100,000 as a result of selling oil and gas equipment to customers or through a private placement.  We cannot estimate the time it will take to raise the $100,000.  Much depends on the number of orders we receive for equipment and the availability of the equipment in the market place.

3.

90-270 days after raising $100,000. - Acquire one oil and gas lease and begin drilling. Drilling will cost $20.00 per foot. This cost includes placing casing and pipe in the ground. We will drill one well on the property. We anticipate drilling to a depth of between 500 to 1,200 feet. - Cost $10,000 - $24,000.  Time to conduct drilling - 90 days.

4.

270-365 days after raising $100,000. Either begin production and raise additional capital to drill other wells on the property, or if oil and/or gas is not found, target a new property and raise additional capital to explore the new property.

The cost of the subcontractors is included in cost of drilling. All funds for the foregoing activities will be obtained from this public offering.

The foregoing figures are tailored for drilling wells in Stafford County, Kansas.  Mr. Nagy obtained his information consulting with drilling contractors, operators, and pumpers located in Stafford County, Kansas.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of the property, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must sell oil and gas related equipment.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception on April 24, 2013 to October 31, 2013

Operations since inception consist of the plan to spin off the proposed oil and gas business and preparation of this registration statement.

From inception (April 24, 2013) to October 31, 2013, we incurred $27,333 for accounting and legal expenses and $7,000 for rent, of which, $ 17,550 was paid by Zoltan Nagy, our sole officer and director.  As at October  31, 2013, the above noted $ 17,550 has been included in the amount due Mr. Nagy. The amount due Mr. Nagy is unsecured, non-interest bearing and due on demand.

The amount is not evidenced by any written documentation.  Mr. Nagy does not intend to demand repayment until such time as we are able to pay the balance due.

Liquidity and Capital Resources

We will be able to stay in business for at least one year by drop shipping oil and gas equipment to our customers since the customer is responsible for payment in full of all equipment prior to delivery of the same.  To meet our need for cash for oil and gas exploration, we will attempt to raise money from a private placement and our profits from the sale of oil and gas equipment.

Our sole officer and sole director is willing to advance funds to us on an as needed basis until such time as we can sustain our operations without his assistance.  At the present time, we have not made any arrangements to raise additional cash, other than through as described herein. If we need additional cash and can’t raise or Mr. Nagy will not advance the same, we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

We are spinning off 120,850,000 shares of common stock pursuant to this registration statement in a public offering.  The spin-off will not raise any capital.  As of today's date we have not spun the shares off.  Accordingly all of our outstanding shares of common stock are currently owned by Starflick.com, our parent corporation.

As of October 31, 2013, our total assets were $121 and our total liabilities were $34,333.  As of October 31, 2013, we had cash and cash equivalents of $121.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule  15d-15 as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There was no change in our internal control over financial reporting during the quarter ended October 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.

RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Status of Our Public Offering

On October 29, 2013, our Form S-1 registration statement (SEC file no. 333-189839) was declared effective by the SEC.  Pursuant to the Form S-1, we registered the spin-off off of 120,850,000 shares of our common stock to the shareholders of Starflick.com, our parent corporation.  The spin-off was effective November 15, 2013, but the shares have yet to be spun-off to the shareholders of Starflick.com.   When our shares of common stock are spun-off, they will be without a restrictive legend of any kind.  There are no underwriters or broker-dealers involved with the spin-off.  Further there were no proceeds to us as a result of the spin-off.

ITEM 6.

EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	7/8/136/10/11	3.1

3.2	Bylaws.	S-1	7-8-13	3.2

3.3	Amended Articles of Incorporation	S-1	7-8-13

4.1	Specimen Stock Certificate	S-1	7-8-13	4.1

5.1	Opinion of The Law Office of Conrad C. Lysiak, P.S.	S-1/A-1	9-11-13	5.1

8.1	Tax Opinion of The Law Office of Conrad C. Lysiak, P.S.	S-1/A-1	9-11-13	8.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this           day of  December 23, 2013.

Black Rock Petroleum Company

BY:	______________________________________
Zoltan Nagy
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	7-8-13	3.1

3.2	Bylaws.	S-1	7-8-13	3.2

3.3	Amended Articles of Incorporation	S-1	7-8-13

4.1	Specimen Stock Certificate	S-1	7-8-13	4.1

5.1	Opinion of The Law Office of Conrad C. Lysiak, P.S.	S-1/A-1	9-11-13	5.1

8.1	Tax Opinion of The Law Office of Conrad C. Lysiak, P.S.	S-1/A-1	9-11-13	8.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X