Form 10-Q
period 2014-01-31
Black Rock Petroleum Co
filed 2014-03-24
CIK 1580095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number   333-189839

BLACK ROCK PETROLEUM COMPANY
(Exact name of registrant as specified in its charter)

Nevada
(State of incorporation)

1361 Peltier Drive
Point Roberts, Washington   98281
(Address of principal executive offices)

(360) 303-9500
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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [X]     NO [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 19, 2014, there were 120,850,000 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS.

BLACK ROCK PETROLEUM COMPANY
(A Development Stage Company)
Balance Sheet
(Unaudited)

	January 31	April 30
	2014	2013

ASSETS

Current Assets
Cash and cash equivalents	1	100

Total assets	1	1,309

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	22,503	12,650
Due to related parties	17,880	13,100
Total liabilities	40,383	25,750

Stockholders’ equity (Deficit)
Share capital
Authorized:
100,000,000 preferred shares, par value $0.00001
200,000,000 common shares, par value $0.00001

Issued and outstanding:
Nil preferred shares
120,850,000 common shares	1,209	1,209
Subscription receivable from related party	(1,088)	(1,209)
Deficit accumulated during the development stage	(40,503)	(25,650)
Total stockholders’ deficit	(39,294)	(24,441)

Total liabilities and stockholders’ deficit	1,089	1,309

The accompanying notes are an integral part of these unaudited financial statements.

BLACK ROCK PETROLEUM COMPANY
(A Development Stage Company)
Statement of Operations
For the period from April 24, 2013 (Inception) to January 31, 2014
(Unaudited)

			Inception
	Three months	Nine months	(April 24,
	Ended	Ended	2013) to
	January 31	January 31	January 31,
	2014	2014	2014
Expenses
Accounting and legal	3,170	5,853	30,503
Rent	3,000	9,000	10,000

Earnings (Loss) from operations	(6,170)	(14,853)	(40,503)

Net loss	(6,170)	(14,853)	(40,503)

Basic and diluted loss per share	(0.00)	(0.00)

Weighted average number of common shares outstanding
Basic and diluted	120,850,000	120,850,000

The accompanying notes are an integral part of these unaudited financial statements.

BLACK ROCK PETROLEUM COMPANY
(A Development Stage Company)
Statement of Cash Flows
For the period from April 24, 2013 (Inception) to January 31, 2014
(Unaudited)

		Inception
	Nine months	(April 24,
	Ended	2013) to
	January 31	January 31
	2014	2014

Cash flows from operating activities

Net income (Loss)	(14,853)	(40,503)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	9,853	22,503
Due to related parties	4,780	17,880
Cash used in operating activities	(220)	(120)

Cash flows from financial activities
Due from related parties	121	121
Cash provided by financing activities	121	121

Increase (Decrease) in cash and cash equivalents	(99)	1

Cash and cash equivalents, beginning of period	100	-

Cash and cash equivalents, end of period	1	1

The accompanying notes are an integral part of these unaudited financial statements.

BLACK ROCK PETROLEUM COMPANY
(A Development Stage Company)
Notes to the Financial Statements
For the period from April 24, 2013 (Inception) to January 31, 2014
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

3.  DUE TO DIRECTOR

As of January 31, 2014 $17,880 was due to the president for expenses paid on behalf of the Company.  The amount due to the president is unsecured, non-interest bearing and due on demand.

4.  EQUITY

On April 24, 2013, the Company issued 120,850,000 shares of common stock for the consideration amount of $1,209 to the parent company, Starflick.Com Incorporated.

As at January 31, 2014, the amount of $1,088 is still due from the parent company, Starflick.Com Incorporated and has been included in due from related parties.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section of this quarterly report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

We will begin limited operations by drop shipping oil and gas equipment to purchasers.  We will find and locate the desired equipment and require our customer to pay us the full purchase price.  We will then pay the manufacturer or wholesale therefore and cause the equipment to be delivered to our customer.  Assuming we are able to sell oil and gas related equipment to customers, we intend to retain the profits and accumulate cash.  As the cash grows, we intend to acquire an oil and gas lease in Stafford County, Kansas, and drill one well on the property.  Revenue for the first twelve months will be generated from the sale of oil and gas related equipment.  We do not know how long it will take us to accumulate sufficient capital to acquire a lease and drill one well.  Until we have sufficient capital to acquire a lease and drill a well, we intend to focus on and promote the sale of oil and gas related equipment.

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

We will be conducting research in the form of drilling on the property. Our exploration program is explained in as much detail as possible in the business section of our prospectus. We are not going to buy or sell any plant or significant equipment during the next twelve months other than casing, pipe, a pump jack, and tanks. Casing and pipe will be purchased with funds we receive from the sale of oil and gas related equipment.  A pump jack and tanks will be purchased only if we strike oil. A pump jack and tanks are unnecessary if we find gas.

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

Milestones

The following are our milestones:

1.
Immediately after our registration statement is declared - Set our website up initially very simplistic but modified and more sophisticated as the year progresses.  We intend on concentrating on sales.  During the twelve months following SEC effectiveness, as time and money permits, we will set up our data base and customer service department.  Initially customer service will be the function of Mr. Nagy during the process of selling equipment.  Concurrent with the website becoming operational, Mr. Nagy will begin contacting pumpers (persons who handle day-to-day operations of leases) by telephone and emails to the Stafford County, Kansas geographical area.  Begin selling and drop shipping oil and gas equipment.  Profits will be returned to the company.  Mr. Nagy will advance funds to get our operations jump-started.  Thereafter proceeds from the sale of equipment will be used to fund operations.  We intend to move toward self-sufficiency during this period until we become self-sustaining.  While there is no assurance thereof, we believe we will grow over the next twelve months and be self-sufficient thereafter. During the twelve months following SEC effectiveness.

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

The cost of the subcontractors is included in cost of drilling. All funds for the foregoing activities will be obtained from our public offering.

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

Results of Operations

From Inception on April 24, 2013 to January 31, 2014

Operations since inception consist of the plan to spin off the proposed oil and gas business and preparation of our public offering.

From inception (April 24, 2013) to January 31, 2014, we incurred $30,503 for accounting and legal expenses and $1,000 for rent, of which, $4,900 was paid by Zoltan Nagy, our sole officer and director.  As at January 31, 2014, $17,880 is due to Mr. Nagy. The amount is unsecured, non-interest bearing and due on demand.

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

As of January 31, 2014, our total assets were $1 and our total liabilities were $40,383.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.            CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.         RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Status of Our Public Offering

On October 29, 2013, our Form S-1 registration statement (SEC file no. 333-189839) was declared effective by the SEC. Pursuant to the S-1, we offered a spin-off of 129,850,000 shares of common stock.

ITEM 6.            EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	7/08/13	3.1

3.2	Bylaws.	S-1	7/08/13	3.2

3.3	Amended Articles of Incorporation.	S-1	7/08/13	3.3

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension – Schema.

101.CAL	XBRL Taxonomy Extension – Calculations.

101.DEF	XBRL Taxonomy Extension – Definitions.

101.LAB	XBRL Taxonomy Extension – Labels.

101.PRE	XBRL Taxonomy Extension – Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 24th day of March, 2014.

BLACK ROCK PETROLEUM COMPANY

BY:	ZOLTAN NAGY
Zoltan Nagy
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	7/08/13	3.1

3.2	Bylaws.	S-1	7/08/13	3.2

3.3	Amended Articles of Incorporation.	S-1	7/08/13	3.3

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension – Schema.

101.CAL	XBRL Taxonomy Extension – Calculations.

101.DEF	XBRL Taxonomy Extension – Definitions.

101.LAB	XBRL Taxonomy Extension – Labels.

101.PRE	XBRL Taxonomy Extension – Presentation.