Form 10-K
period 2014-04-30
Black Rock Petroleum Co
filed 2014-08-21
CIK 1580095

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10K

REGISTRATION STATEMENT UNDER

THE SECURITIES ACT OF 1933

BLACK ROCK PETROLEUM COMPANY

(Name of small business issuer in its charter)

Nevada	________	_______
(State or Other Jurisdiction of Organization)	(Primary Standard Industrial Classification Code)	(I.R.S. Employer Identification #)

_________________

BLACK ROCK PETROLEUM COMPANY	National Registered Agents Inc. of NV
1361 Peltier Drive	1000 East Williams Street, Suite 204
Point Roberts, WA 98281	Carson City, NV 89701
(604)7839664	(800) 550-6724
(Address and telephone number of registrant’s executive office)	(Name, address and telephone number of agent for service)

_________________

Copies to:

The Law Office of Conrad C. Lysiak, P.S.

601 West First Avenue, Suite 903

Spokane, Washington   99201

(509) 624-1475

APPROXIMATE DATE OF COMMENCEMENT OF PROPOSED SALE TO THE PUBLIC:

If any of the securities being registered on the Form are to be offered on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933 check the following box: [X]

If this Form is filed to register additional common stock for an offering under Rule 462(b) of the Securities Act, please check the following box and list the Securities Act registration statement number of the earlier effective registration statement for the same offering.

If this Form is a post-effective amendment filed under Rule 462(c) of the Securities Act, check the following box and list the Securities Act registration statement number of the earlier effective registration statement for the same offering.

If this Form is a post-effective amendment filed under Rule 462(d) of the Securities Act, check the following box and list the Securities Act registration statement number of the earlier effective registration statement for the same offering. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

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

From inception (April 24, 2013) to January 31, 2014, we incurred $25,683 for accounting and legal expenses and $4,000 for rent, of which, $13,771 was paid by Zoltan Nagy, our sole officer and director.  As at July 31, 2013, the above noted $13,771 has been included in the amount due Mr. Nagy. The amount due Mr. Nagy is unsecured, non-interest bearing and due on demand.

From inception (April 24, 2013) to October 31, 2013, Mr. Nagy loaned us $100 as deposit to open a bank account.

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

We are spinning off 120,850,000 shares of common stock pursuant to our registration statement in a public offering.  The spin-off will not raise any capital.

As of January 31, 2014, our total assets were $121 and our total liabilities were $34,333.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.CONTROLS AND PROCEDURES.

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

ITEM 1A.RISK FACTORS.

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

ITEM 6.EXHIBITS.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 21st day of Aug/2014.

BLACK ROCK PETROLEUM COMPANY

BY:
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

TABLE OF CONTENTS

Page No.

Risk Factors

Market for Common Equity and Related Stockholder Matters

Business

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management

Executive Compensation

Principal and Selling Shareholders

Description of Securities

Related Transactions

Litigation

Experts

Legal Matters

Financial Statements

SUMMARY

The following is a summary of some of the information contained in this prospectus.  In addition to this summary, we urge you to read the entire prospectus carefully, especially the risks of investing in our company stock discussed under “Risk Factors” and our financial statements.

We describe in this prospectus our business.  Following the spin-off, we will be an independent company, and Starflick.com will not have any stock ownership interest in us.

Our Business

We intend to engage in the business of oil and gas production and the sale of oil and gas related equipment.

Shell Company

We are a “shell company” as defined in Rule 405 of the Securities Act of 1933, as amended.  A shell company means that we have nor nominal operations; and either: (i) no or nominal assets; (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.

As such, Rule 144 promulgated under the Securities Act of 1933, as amended, is unavailable for the resale of restricted securities issued by us until we have filed a Form 8-K with the SEC and disclosing the information required by Item 5.06 thereof and one year passes from the date of filing.  Further, we cannot use Form S-8 to register securities under plans until 60 days passes from the date we have filed a Form 8-K with the SEC and disclosing the information required by Item 5.06 thereof.

Summary Historical and Pro Forma Financial Information

The following table sets forth our summary historical and pro forma financial information derived from our audited combined financial statements for the fiscal year ended April 30, 2014.  Such summary financial information may not be indicative of our future performance as an independent company.  The summary financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included herein.

As of April 30, 2014
(Audited)
Balance Sheet
Total Assets	$1
Total Liabilities	$46,544
Stockholders’ Equity (Deficit)	$(46,543)

For the Period from
April 24, 2013 (inception)
to April/30/2014
(Audited)
Income Statement
Revenue	$-
Total Expenses	$21,014
Net Loss	$21,014

Interests of Persons in the Distribution

Zoltan Nagy our president and a director is also president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer and a member of the board of directors of Starflick.com.  Upon the distribution or our shares, Mr. Nagy will resign as our president and as a member of our board of directors, upon finding a qualified replacement.

Assumption of Starflick.com’s Debts

We will not be assuming any of Starflick.com’s debts.

Federal Income Tax Consequences of the Distribution

We believe that the spin-off will qualify as a tax free transaction to the shareholders of Starflick.com under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended.  However, pursuant to Sections 367 thereof, Starflick.com will recognize taxable gain on shares distributed to its stockholders.   The amount of gain will be the difference between the fair market value of the shares on the date of transfer minus the cost basis of the shares as reflected on Starflick.com’s balance sheet.

Listing and Trading of our Common Stock

Upon the distribution of shares of common stock, there will be no public market for our shares.  We will endeavor to have our shares listed for trading on the Bulletin Board operated by the Financial Industry Regulatory Authority (FINRA).  There is no assurance that we will be successful in our endeavor and it is possible that our shares will never trade anywhere.

RISK FACTORS

You should carefully consider the following risk factors and all the other information contained in this prospectus in evaluating us and our common stock.

Risks Associated with our Company:

1.   Because our auditors have issued a going concern opinion and because our sole officer and director will not loan any money to us, we may not be able to achieve our objectives and may have to suspend or cease operations.

Our auditors have issued a going concern opinion.  This means that there is doubt that we can continue as an ongoing business for the next twelve months.  Because our sole officer and director is unwilling to loan or advance any additional capital to us, we may have to suspend or cease operations if we do not generate sufficient revenues to support our plan of operation.

2.   Because we may be unable to make the change necessary to operate as a stand-alone business we may have to cease operation.

Following the spin-off, Starflick.com, our parent corporation, will have no obligation to provide us with financial assistance.  As a result, if we are unable to operate profitably in the future and are unable to obtain financial assistance from Starflick.com, we may have to cease operations.

3.   If we don’t raise additional capital we may go out of business.

We are in the very early stage of development and need additional capital in order to maintain our operations.  If we are unable to raise additional capital we may have to suspend operations until we do or go out of business.

4.   Because we do not maintain any product liability insurance, if we are sued by a person injured by a defective product we sell, we could cease operations.

We do not maintain any product liability insurance.  As a result, if someone is injured as a result of using equipment we sell, we could be sued.   If we do not have funds to defend the suit or if a large judgment is rendered against us, we could be forced to cease operating and you could lose your investment.

5.   A permanent loss of data or a permanent loss of service on the Internet will have an adverse affect on our operations and will cause to cease doing business.

Our operations depend on the Internet.  If we permanently lose data or permanently lose Internet service for any reason, be it technical failure or criminal acts, we may have to cease operations and you will lose your investment.

6.   We have no customers and we cannot guarantee we will ever have any. Even if we obtain customers, there is no assurance that we will make a profit.

We have no customers. We have not identified any customers and we cannot guarantee we ever will have any. Even if we obtain customers, there is no guarantee that we will be able to locate our customers who will buy our products. If we are unable to attract enough suppliers to offer their products for resale to us to offer our customers, or enough customers to buy the products from us and our website to operate profitably we will have to suspend or cease operations.

7.   Prices of oil and natural gas are volatile, and a decline in such prices could adversely affect us and result in a cessation of our operations.

Global economic conditions, political conditions, and energy conservation have created volatile prices for oil and natural gas. Oil and natural gas prices may fluctuate significantly in response to minor changes in supply, demand, market uncertainty, political conditions in oil-producing countries, activities of oil-producing countries to limit production, global economic conditions, weather conditions and other factors that are beyond our control. The prices for domestic oil and natural gas production have varied substantially over time and may in the future decline, which would adversely affect us. Prices for oil and natural gas have been and are likely to remain extremely volatile.  If the cost of operating our properties exceeds revenues from the sale of our oil and gas, we will have to cease operations and you will lose your investment. We do not own any interest in any oil and gas leases or properties.  The proceeds from this offering will allow us to acquire one oil and gas lease and drill one well thereon. As a result we have not implemented our business plan and will not do so until we complete this offering.

8.   Title to oil and gas leases we may acquire could be defective in which case we may not own the interests that we believe we do.  Should that occur we will own nothing and you will lose your investment.

It is customary in the oil and gas industry that upon acquiring an interest in a property, that only a preliminary title investigation be done at that time.  We intend to follow this custom.  If the title to the prospects should prove to be defective, we could lose the costs of acquisition, or incur substantial costs for curative title work.  Should that occur we will own nothing and you will lose your investment. We do not own any interest in any oil and gas leases or properties.  The proceeds from this offering will allow us to acquire one oil and gas lease and drill one well thereon. As a result we have not implemented our business plan and will not do so until we complete this offering.

9.   If we find gas our wells could be shut-in and revenues could be curtailed which will result in less revenue to us.  As a result, the value of your investment could be substantially reduced.

Production from gas wells in many geographic areas of the United States has been curtailed or shut-in for considerable periods of time due to a lack of market demand, and such curtailments may continue for a considerable period of time in the future.  There may be an excess supply of gas in areas where our operations will be conducted.  In such event, it is possible that there will be no market or a very limited market for our gas production.  It is customary in many portions of Kansas to shut-in gas wells in the spring and summer when there is not sufficient demand for gas.  This could result in suspension of revenues and a reduction in the value or your investment.  We do not own any interest in any oil and gas leases or properties.  The proceeds from this offering will allow us to acquire one oil and gas lease and drill one well thereon. As a result we have not implemented our business plan and will not do so until we complete this offering.

10.   Operating and environmental hazards could have a negative impact on our operations which will increase our cost of operations and require a cessation of operations.

Hazards incident to the operation of oil and gas properties, such as accidental leakage of petroleum liquids and other unforeseen conditions, may be encountered by us if we participate in developing a well and, on occasion, substantial liabilities to third parties or governmental entities may be incurred.  We could be subject to liability for pollution and other damages or may lose substantial portions of prospects or producing properties due to hazards which cannot be insured against or which have not been insured against due to prohibitive premium costs or for other reasons.  We currently do not maintain any insurance for environmental damages. Governmental regulations relating to environmental matters could also increase the cost of doing business or require alteration or cessation of operations in certain areas.

11.   Because the probability of an individual prospect ever having oil and gas is extremely remote any funds spent on exploration will probably be lost as a result you could lose your investment.

The probability of an individual prospect ever having oil and gas is extremely remote.  In all probability the property does not contain any oil and gas.  As such, any funds spent on exploration will probably be lost which result in a loss of your investment.

12.   Oil and natural gas investments are highly risky, and there is a possibility you will lose all of your investment.

The selection of prospects for oil and natural gas drilling, the drilling, ownership and operation of oil and natural gas wells, and the ownership of non-operating interests in oil and natural gas properties are highly speculative. There is a possibility you will lose all or substantially all of your investment. We cannot predict whether any prospect will produce oil or natural gas or commercial quantities of oil or natural gas, nor can we predict the amount of time it will take to recover any oil or natural gas we do produce. Drilling activities may be unprofitable, not only from non-productive wells, but from wells that do not produce oil or natural gas in sufficient quantities or quality to return a profit. Delays and added expenses may also be caused by poor weather conditions affecting, among other things, the ability to lay pipelines. In addition, ground water, various clays, lack of porosity and permeability may hinder, restrict or even make production impractical or impossible.  As a result, you could lose your investment.

13.   Drilling exploratory wells is riskier than drilling developmental wells.  If we are unsuccessful in finding oil or gas in paying quantities, you could lose your investment.

The proceeds from the offering that will be spent on acquiring one oil and gas lease, drilling one well thereon and equipping the lease for production and initiating the sale of oil and gas there from.  Drilling exploratory wells involves greater risks of dry holes than the drilling of developmental wells. Drilling developmental wells generally involves less risk of dry holes, although sometimes developmental acreage is more expensive and subject to greater royalties and other burdens on production. This investment is suitable for you only if you are financially able to withstand a loss of all or substantially all of your investment.  We do not own any interest in any oil and gas leases or properties.  The proceeds from this offering will allow us to acquire one oil and gas lease and drill one well thereon. As a result we have not implemented our business plan and will not do so until we complete this offering.

14.   We may be required to pay delay rentals to hold drilling prospects, which may deplete capital and as a result we may have to reduce our operations or cease operating.

Oil and natural gas leases generally must be drilled upon by a certain date or additional funds known as delay rentals must be paid to keep the lease in effect. Delay rentals typically must be paid after the first year of entering into a lease if no production or drilling activity has commenced. If delay rentals become due on any property we will have to pay such or lose our lease on the property. These delay rentals could equal or exceed the cost of the property. Further, payment of these delay rentals could seriously deplete our capital available to fund drilling activities when they do commence.  As a result, we may have to reduce our operations or cease operating.  We do not own any interest in any oil and gas leases or properties.  The proceeds from this offering will allow us to acquire one oil and gas lease and drill one well thereon. As a result we have not implemented our business plan and will not do so until we complete this offering.

15.   Increases in drilling costs could impact our profitability which may cause us to reduce our operations or entirely cease operating.

There has been an increase in recent years in the costs associated with the drilling of oil and natural gas wells, though the increase in costs has slowed with the recent volatility in the U.S. and global economy. Specifically, the costs of drilling rigs, steel for pipelines, mud and fuel have risen in recent years and may rise again in the future. Such increases could result in limiting our drilling activity which may cause us to reduce our operations or entirely cease operating. We do not own any interest in any oil and gas leases or properties.  The proceeds from this offering will allow us to acquire one oil and gas lease and drill one well thereon. As a result we have not implemented our business plan and will not do so until we complete this offering.

16.   Competition, market conditions and government regulation may adversely affect us which could increase the cost of operations for us to cease or curtain our operations.

A large number of companies and individuals engage in drilling for oil and natural gas. As a result, there is intense competition for the most desirable prospects. The sale of any oil or natural gas found and produced will be affected by fluctuating market conditions and regulations, including environmental standards, set by state and federal agencies. Governmental regulations may fix rates of production wells, and the prices for oil and natural gas produced from the wells may be limited. From time-to-time, a surplus of oil and natural gas occurs in areas of the United States. The effect of a surplus may be to reduce the price we may receive for our oil or natural gas production, or to reduce the amount of oil or natural gas that we may produce and sell.  This could cause us to cease or curtail our operations.

17.   We may incur liability for liens against our subcontractors and incur excess costs as a result.

Although we will try to determine the financial condition of nonaffiliated subcontractors, if subcontractors fail to timely pay for materials and services, our properties could be subject to material men’s and workmen’s liens. In that event, we could incur excess costs in discharging the liens which could result in a cessation or reduction in our operations and ultimately a loss of your investment.

18.   The production and producing life of wells is uncertain. Production will decline and could result in a well ceasing production from a lease.  As a result there will be a loss of revenue to us.

It is not possible to predict the life and production of any well. The actual lives could differ significantly from those anticipated. Sufficient oil or natural gas may not be produced for you to receive a profit or even to recover your initial investment. In addition, production from oil and natural gas wells, if any, will decline over time, and does not indicate any consistent level of future production. This production decline may be rapid and irregular when compared to a well’s initial production.  As a result, a particular lease could cease producing oil and/or gas which will result in a reduction in gross revenue to us. We do not own any interest in any oil and gas leases or properties.  The proceeds from this offering will allow us to acquire one oil and gas lease and drill one well thereon. As a result we have not implemented our business plan and will not do so until we complete this offering.

19.   Because our management does not have technical training or experience in exploring for, starting, and operating an exploration program, we may have to hire qualified personnel. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

Because our management is inexperienced with exploring for, starting, and operating an exploration program, we will have to hire qualified persons. Our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management’s decisions and choices may not take into account standard engineering or managerial approaches to oil and gas exploration. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment. Further, we have not considered and will not consider any activity beyond our current exploration program until we have completed our exploration program.

20.   We lack an operating history, have never had any revenues, have no current prospects for future revenues, and have losses which we expect to continue into the future.  As a result, we may have to suspend or cease operations.

We were incorporated on April 24, 2013, and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $25,650.  The loss was a result of the issuance of stock and incorporation and legal fees.  We have never had any historical revenues and we do not have any current prospects for future revenues.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon

*

our ability to locate an oil and gas lease.

*

our ability to sell petroleum related equipment.

*

our ability to sell oil and gas.

*

our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods.  This will happen because there are expenses associated with the research and exploration of our properties.  As a result, we may not generate revenues in the future.  Failure to generate revenues will cause us to suspend or cease operations.  Further, we have not considered and will not consider any activity beyond our current exploration program until we have completed our exploration program.

21.   Because we are small and do not have any capital, we will have to raise capital to initiate operations.

Because we are small and do not have any capital, we must raise money.   If we can’t raise any capital, we will have to cease operations.

22.   Because our sole officer and director will only be devoting 10% of his time or approximately four hours per week to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration which could result in a loss of potential revenue to us and a loss of your investment.

Our officer and sole director has decided that he will only devote 10% of his time or four hours per week to our operations and as a result our operations may be sporadic and occur at times which are convenient to him.  Since he has no experience in oil and gas operations or selling or leasing oil field equipment, he intends to hire at least one person who has experience in operating oil and gas leases and selling and leasing oil field equipment.  He will hire an additional person until we raise additional capital to support the employment of such individual.  As a result, exploration of the property may be periodically interrupted or suspended which could result in a loss of potential revenue to us and a loss of your investment.

23.   We are an “emerging growth company,” and the reduced disclosure requirements applicable to “emerging growth companies” could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in Section 2(a)(19)(B) of the Securities Act of 1933, as amended. For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more; (ii) the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We will be deemed a large accelerated filer on the first day of the fiscal year after the market value of our common equity held by non-affiliates exceeds $700 million, measured on October 31.

We cannot predict if investors will find our common stock less attractive to the extent we rely on the exemptions available to emerging growth companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

A Company that elects to be treated as an emerging growth company shall continue to be deemed an emerging growth company until the earliest of (i) the last day of the fiscal year during which it had total annual gross revenues of $1,000,000,000 (as indexed for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock under this registration statement; (iii) the date on which it has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which is deemed to be a ‘large accelerated filer’ as defined by the SEC, which would generally occur upon it attaining a public float of at least $700 million.

24.   We have elected under the JOBS Act to delay the adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.

Under the JOBS Act, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of this extended transition period. Since we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to financial statements of companies that comply with public company effective dates.

25.   While we currently qualify as an “emerging growth company” under the JOBS Act, we will lose that status at the latest by the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement, which will increase the costs and demands placed upon management.

We will continue to be deemed an emerging growth company until the earliest of (i) the last day of the fiscal year during which we had total annual gross revenues of $1,000,000,000 (as indexed for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock under this registration statement; (iii) the date on which we have, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which we are deemed to be a ‘large accelerated filer’ as defined by the SEC, which would generally occur upon our attaining a public float of at least $700 million. Once we lose emerging growth company status, we expect the costs and demands placed upon management to increase, as we would have to comply with additional disclosure and accounting requirements, particularly if our public float should exceed $75 million.

26.   While we currently qualify as an “Emerging Growth Company” under the JOBS Act and we will lose that status by the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement, if we qualify as a “smaller reporting company” which we are at the present time, our non-financial and financial information will be less than is required by other non-smaller reporting companies.

Currently we qualify as an “Emerging Growth Company”.  At the latest, by the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement, we will lose that qualification and be required to report as other public companies are required to report.  While we will no longer qualify as an “Emerging Growth Company”, we may qualify as a “smaller reporting company”.  The “smaller reporting company” category includes companies that (1) have a common equity public float of less than $75 million or (2) are unable to calculate their public float and have annual revenue of $50 million or less, upon entering the system.  A smaller reporting company prepares and files SEC reports and registration statements using the same forms as other SEC reporting companies, though the information required to be disclosed may differ and be less comprehensive.  Regulation S-X contains the SEC requirements for financial statements, while Regulation S-K contains the non-financial disclosure requirements.  To locate the scaled disclosure requirements, smaller reporting companies will refer to the special paragraphs labeled “smaller reporting companies” in Regulation S-K.  As an example only, smaller reporting companies are not required to make risk factor disclosure in Item 1A of Form 10-K.  Other disclosure required by non-smaller reporting companies can be omitted in Form 10-K and Form 10-Q by smaller reporting companies.

27.   Because our common stock is not registered under the Securities Exchange Act of 1934, as amended, we will not be subject to the federal proxy rules and our directors, executive officers and 10% beneficial holders will not be subject to Section 16 of the Securities Exchange Act of 1934, as amended.  In addition our reporting obligations under Section 15(d) of the Securities Exchange Act of 1934, as amended, may be suspended automatically if we have fewer than 300 shareholders of record on the first day of our fiscal year.

Our common stock is not registered under the Exchange Act, and we do not intend to register our common stock under the Exchange Act for the foreseeable future (provided that, we will register our common stock under the Exchange Act if we have, after the last day of our fiscal year, more than 500 shareholders of record, in accordance with Section 12(g) of the Exchange Act; as of March 28, 2012, we have less than 40 shareholders of record).  As long as our common stock is not registered under the Exchange Act, we will not be subject to Section 14 of the Exchange Act, which, among other things, prohibits companies that have securities registered under the Exchange Act from soliciting proxies or consents from shareholders without furnishing to shareholders and filing with the SEC a proxy statement and form of proxy complying with the proxy rules.  In addition, so long as our common stock is not registered under the Exchange Act, our directors and executive officers and beneficial holders of 10% or more of our outstanding common stock will not be subject to Section 16 of the Exchange Act.  Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of a registered class of equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common shares and other equity securities, on Forms 3, 4, and 5 respectively.  Such information about our directors, executive officers, and beneficial holders will only be available through periodic reports and any registration statements on Form S-1 we file.  Furthermore, so long as our common stock is not registered under the Exchange Act, our obligation to file reports under Section 15(d) of the Exchange Act will be automatically suspended if, on the first day of any fiscal year (other than a fiscal year in which a registration statement under the Securities Act has gone effective), we have fewer than 300 shareholders of record.  This suspension is automatic and does not require any filing with the SEC.  In such an event, we may cease providing periodic reports and current or periodic information, including operational and financial information, may not be available with respect to our results of operations.

28.   Because, Zoltan Nagy, our sole officer and director will own more than 50% of the outstanding shares after this offering, he will be able to decide who will be directors and you may not be able to elect any directors.

Zoltan Nagy, our sole officer and director will still owns 100,000,000 shares of our common stock and will control us immediately following the spin-off.

29.   FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock.  Further, many brokers charge higher transactional fees for penny stock transactions.  As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock.

30.   Because there is no public trading market for our common stock, you may not be able to resell your stock.

There is currently no public trading market for our common stock.  Therefore there is no central place, such as stock exchange or electronic trading system, to resell your shares.  If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale.

31.   Because our common stock is a “penny stock,” investors may not be able to resell their shares and will have access to limited information about us.

Our common stock is defined as a “penny stock,” under the Securities Exchange Act of 1934, and its rules. Because our common stock is a “penny stock,” investors may be unable to resell their shares. This is because the Securities Exchange Act of 1934 and the penny stock rules impose additional sales practice and disclosure requirements on broker/dealers who sell our securities to persons other than accredited investors. As a result, fewer broker/dealers are willing to make a market in our common stock and investors may not be able to resell their shares. Further, news coverage regarding penny stock is extremely limited, if non-existent. As a result, investors only information will be from reports filed with the Securities and Exchange Commission.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading market for our shares of common stock.  There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.  Currently, 120,580,000 restricted shares of common stock are outstanding and all are owned by Starflick.com

We have no proposed symbol for listing on the OTC bulletin board and we do not have a market maker for our shares.

No cash dividends have been declared by us since our inception or any period subsequent to the date of our financial statements on October 31, 2013.

BUSINESS

Sale of Oil and Gas Equipment

Our principal business objective is to locate and wholesale equipment to oil and gas producers.

The products we intend to promote will be selected by our sole officer and director, Zoltan Nagy.  Mr. Nagy has filed an application for membership in the Petroleum Equipment Supplier Association.

Website

We intend to retain the services of a website developer to create the website.   The website is intended to be a destination for oil and gas companies seeking specialized equipment for their operations.  We intend to continually source out and negotiate strategic relationships with individual suppliers and manufacturers to offer their products on our website.  We intend to negotiate favorable pricing from the manufacturers in exchange for offering them direct access to the database of potential buyers that we intend to develop and maintain through our marketing program.  If a customer is looking for a particular item of equipment, we will find it for a fee.

Database

We intend to develop and maintain a database of all current customers and suppliers.  It will include the customer’s name, address, telephone number, item purchased and additional information we hope to obtain through the use of a questionnaire.   The more information that we can obtain from a customer, the more we can know the customer and the more information we will have in order adjust our marketing and sales programs.

We also believe that the lack of financial security on the Internet is hindering economic activity thereon. To ensure the security of transactions occurring over the Internet, U.S. federal regulations require that any computer software used within the United States contain a 128-bit encoding encryption, while any computer software exported to a foreign country contain a 40-bit encoding encryption. There is uncertainty as to whether the 128-bit encoding encryption required by the U.S. is sufficient security for transactions occurring over the Internet. Accordingly, there is a danger that any financial (credit card) transaction via the Internet will not be a secure transaction. Accordingly, risks such as the loss of data or loss of service on the Internet from technical failure or criminal acts are now being considered in the system specifications and in the security precautions in the development of the website. There is no assurance that such security precautions will be successful.

Other than investigating potential technologies in support of our business purpose, we have had no material business operations since inception on April 24, 2013.  At present, we have yet to acquire or develop the necessary technology assets in support of our business purpose to become an Internet-based wholesaler of oil and gas related equipment.

Customer Service

We intend to provide a customer service department via email where consumers can resolve order and product questions.   We intend to pass on to our customer any warranties that suppliers make to us.

Shopping on our Website

Our online store will be located at www.blackrockpet.com.  A customer will be issued a password.  With this password, the customer will fill out an application and describe the piece of equipment he is interested in acquiring.  From that information, a contract will be prepared which will be forwarded to the customer for execution and payment of the equipment.

Source of Products

We intend to purchase products from manufacturers and distributors of oil and gas production equipment located anywhere in the world.  A portion of the purchase price, between 40% and 70%, depending on the prices we negotiate with the manufacturer, is used to acquire the product from the manufacturer or distributor.   Mark-ups on new products will range from 15% to 200%.  The mark-up will be comparable with our competitors.  We will take each product on a case by case basis. The product will be shipped directly from the manufacturer to the customer, thereby eliminating the need for storage space or packaging facilities.

We intend to source out and negotiate with manufacturers and distributors to offer their products for sale on our website either directly or via a direct link to their websites.  In addition, we intend to locate and negotiate relationships with some manufacturers and distributors to offer their products on a more exclusive basis.   We have indentified three potential suppliers however we have not entered into any agreements with the suppliers until such time as we successfully complete our public offering.  We have not requested any agreements because if we do not complete this public offering we will not be starting our operations.  We anticipate that terms of the agreements with the suppliers will be very simple.  The supplier will be paid by us prior to shipment.  We will not order any products unless our customer has paid us in full prior to placing our order with the supplier.  We will require our customer to pay us before we pay the supplier.  We will place the order and direct the supplier to ship directly to the customer.  The cost of insurance and shipping will be included in the price we pay the supplier for the product.  Based upon our cost, we will mark up the cost to the customer.  Zoltan Nagy our sole officer and director identified these suppliers.

Revenue

We intend to generate revenue from four sources on the website:

-

Revenues will be generated from the direct sale of products to customers.  We will order products on behalf of our customers directly from the manufacture or the supplier.  At the time we are receiving an order from a customer, we will order the product from the supplier.  That way we avoid having to carry any inventory that can be costly and become obsolete.  We would earn revenue based on the difference between our negotiated price for the product with our suppliers and the price that the customer pays;

-

Revenues will be generated by fees received from the purchase of the equipment.  We will be able to link our customers to the manufacturer’s website directly from our site and we would be paid a fee for directing the traffic that result in sales;

-	We plan to offer banner advertising on our website for new manufacturers hoping to launch new products;

-

Finally, we plan to earn revenues for special promotions to enable manufacturers to launch new products - we would sell “premium shelf space” on our website.   Premium shelf space will be eye appealing advertising space which will appear on the initial webpage of our Internet site.

We also intend to develop and launch an advertising campaign to introduce our website to potential customers.

Competition

The oil and gas field equipment market is intensely competitive.  We expect competition to continue to intensify in the future.  Competitors include companies with substantial customer bases. There can be no assurance that we can maintain a competitive position against current or future competitors, particularly those with greater financial, marketing, service, support, technical and other resources.  Our failure to maintain a competitive position within the market could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us may have a material adverse effect on our business, financial condition and results of operations.

There are many companies offering the same services as we intend to offer.  Upon initiating our website operations, we will be competing with the foregoing.

Our industry is fragmented and regionalized.  Our competitive position within the industry is negligible in light of the fact that we have not started our operations.  Older, well established distributors of the products we intend to offer with records of success will attract qualified customers away from us.  Since we have not started operations, we cannot compete with them on the basis of reputation.  We do expect to compete with them on the basis of price and services in that we  intend to be able to attract and retain customers by offering a breadth of tasteful product selection through our relationships with manufacturers and suppliers; offer attractive, competitive pricing;  and,  will be responsive to all our customers’ needs.  We intend to offer the manufacturers’ and distributors’ access to our data base of customers that we hope to develop through our marketing and advertising campaign.

Marketing

We intend to market our website in the United States through traditional sources such as trade magazines, conventions and conferences, newspapers advertising, billboards, telephone directories and flyers/mailers.  We may utilize inbound links that connect directly to our website from other sites. Potential customers can simply click on these links to become connected to our website from search engines and community and affinity sites.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future.  Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation.  If that occurs a judgment could be rendered against us, which could cause us to cease operations.

Acquisition and Drilling of Undeveloped Prospects

We have not pre-selected any prospects.  We have targeted Stafford County, Kansas.  Stafford County is located in north central Kansas.

We may enter into agreements with major and independent oil and natural gas companies to drill and own interests in oil and natural gas properties.  We also may drill and own interests without such strategic partners.

It is anticipated that all prospects will be evaluated utilizing data provided to us, including well logs, production records and others’ wells, seismic, geological and geophysical information, and such other information as may be available and useful.  In addition, prospects will be evaluated by petroleum engineers, geophysicists, and other technical consultants retained by us.

Regardless of drilling location, we will evaluate all prospective acquisitions on the basis of their oil and natural gas producing potential. We will target properties that we believe have multi-pay horizons, predictable costs, and quick pipeline hookups. We  intend to seek properties that are within or offsetting proven producing oil and natural gas fields and that have the potential, if successful, to generate cash distributions to our investors.

Prospects will be acquired pursuant to an arrangement in which we will acquire part of the working interest. For purposes of this prospectus, a working interest includes any interest, which is subject to some portion of the costs of development, operation or maintenance. This working interest will be subject to landowners’ royalty interests and other royalty interests payable to unaffiliated third parties in varying amounts.  We may acquire less than 100% of the working interest in each prospect in which we participate.  We may sell or otherwise dispose of prospect interests or may retain a working interest in the prospects and participate in the drilling and development of the prospect.

In acquiring interests in leases, we may pay such consideration and make such contractual commitments and agreements as we deem fair, reasonable and appropriate. For purposes of this prospectus, the term “lease” means any full or partial interest in:

*	undeveloped oil and natural gas leases;
*	oil and natural gas mineral rights;
*	licenses;
*	concessions;
*	contracts;
*	fee rights; or
*	other rights authorizing the owner to drill for, reduce to possession and produce oil and natural gas.

We will acquire the leases and interests in the leases to be developed us.  The actual number, identity and percentage of working interests or other interests in prospects to be acquired will depend upon, among other things, the total amount of capital contributions, the latest geological and geophysical data, potential title or spacing problems, availability and price of drilling services, tubular goods and services, approvals by federal and state departments or agencies, agreements with other working interest owners in the prospects, farm-ins, and continuing review of other prospects that may be available.

Title to Properties

We will own the leasehold interest in the lease.  Investors must rely on us to use our best judgment to obtain appropriate title to leases. We will take such steps as we deem necessary to assure that title to leases is acceptable for our purposes. We are free, however, to use our judgment in waiving title requirements if it is in our best interests and will not be liable for any failure of title to leases we acquire, unless such mistakes were made in a manner not in accordance with general industry standards in the geographic area and such mistakes were the result of our negligence. Further, we will not make any warranties as to the validity or merchantability of titles to any leases to be acquired by us.

Drilling and Completion Phase

We will enter into an agreement with a drilling contractor to drill one well on our lease.  Assuming we are success and complete a producing oil and gas well, we will retain an operator engaged to conduct and direct and have full control of all operations on the lease, post completion of the well.  A completed well is one that is producing oil and gas in paying quantities.  We also may act as our own operator.  If we do not act as our own operator, the operator we retain will be a non-affiliate and its fees will not exceed the competitive rate in the area, during the drilling and production phases of operations.

The operator’s duties include testing formations during drilling, and completing the wells by installing such surface and well equipment, gathering pipelines, heaters, separators, etc., as are necessary and normal in the area in which the prospect is located. We will pay the drilling and completion costs of the operator as incurred, except that we are permitted to make advance payments to the operator where necessary to secure drilling rigs, drilling equipment and for other similar purposes in connection with the drilling operations. If the operator determines that the well is not likely to produce oil and/or natural gas in commercial quantities, the operator will plug and abandon the well in accordance with applicable regulations.

After drilling, the operator will complete each well deemed by it to be capable of production of oil or natural gas in commercial quantities. The depths and formations to be encountered in each well is unknown. We will monitor the performance and activities of the operator.

Production Phase of Operations

General.  Once a well is “completed” such that all surface equipment necessary to control the flow of, or to shut down, a well has been installed, including the gathering pipeline, production operations will commence. We will be responsible for selling oil and natural gas production. We will attempt to sell the oil and natural gas produced from a prospect on a competitive basis at the best available terms and prices. Domestic sales of oil will be at fair market prices. We will not make any commitment of future production that does not primarily benefit us.  We will sell natural gas discovered by it at spot market or negotiated prices domestically, based upon a number of factors, such as the quality of the natural gas, well pressure, estimated reserves, prevailing supply conditions and any applicable price regulations promulgated by the Federal Energy Regulatory Commission (“FERC”).

We may sell oil and/or natural gas production to marketers, refineries, foreign governmental agencies, industrial users, interstate pipelines or local utilities. Revenues from production will be received directly from these parties or paid to us.

Oil and natural gas production in Kansas, areas in which we may conduct drilling activities, is a mature industry with numerous pipeline companies and potential purchasers of oil and natural gas. Because of competition among these purchasers for output from oil and natural gas producers, we generally will not enter into long term contracts for the purchase of production.

As a result of effects of weather on costs, results may be affected by seasonal factors. In addition, both sales volumes and prices tend to be affected by demand factors with a significant seasonal component.

Expenditure of Production Revenues.  Our share of production revenue from a given well will be burdened by and/or subject to royalties and overriding royalties, monthly operating charges, and other operating costs. These items of expenditure involve amounts payable solely out of, or expenses incurred solely by reason of, production operations. We intend to deduct operating expenses from the production revenue for the corresponding period.

Competition

There are a large number of oil and natural gas companies in the United States. Competition is strong among persons and companies involved in the exploration for and production of oil and natural gas. We expect to encounter strong competition at every phase of business.  We will be competing with entities having financial resources and staffs substantially larger than those available to us.

The national supply of natural gas is widely diversified, with no one entity controlling over 5%. As a result of deregulation of the natural gas industry by Congress and FERC, competitive forces generally determine natural gas prices. Prices of crude oil, condensate and natural gas liquids are not currently regulated and are generally determined by competitive forces.

There will be competition among operators for drilling equipment, goods, and drilling crews. Such competition may affect our ability to acquire leases suitable for development and to expeditiously develop such leases once they are acquired.

Geological and Geophysical Techniques

We may engage detailed geological interpretation combined with advanced seismic exploration techniques to identify the most promising leases.

Geological interpretation is based upon data recovered from existing oil and gas wells in an area and other sources. Such information is either purchased from the company that drilled the wells or becomes public knowledge through state agencies after a period of years. Through analysis of rock types, fossils and the electrical and chemical characteristics of rocks from existing wells, we can construct a picture of rock layers in the area. We will have access to the well logs and decline curves from existing operating wells. Well logs allow us to calculate an original oil or gas volume in place while decline curves from production history allow us to calculate remaining proved producing reserves. We have not purchased, leased, or entered into any agreements to purchase or lease any of the equipment necessary to conduct the geological or geophysical testing referred to herein and will only be able to do so upon raising additional capital through loans or the sale of equity securities.

Market for Oil and Gas Production

The market for oil and gas production is regulated by both the state and federal governments. The overall market is mature and with the exception of gas, all producers in a producing region will receive the same price. The major oil companies will purchase all crude oil offered for sale at posted field prices. There are price adjustments for quality difference from the Benchmark. Benchmark is Saudi Arabian light crude oil employed as the standard on which OPEC price changes have been based. Quality variances from Benchmark crude results in lower prices being paid for the variant oil. Oil sales are normally contracted with a purchaser or gatherer as it is known in the industry who will pick-up the oil at the well site. In some instances there may be deductions for transportation from the well head to the sales point. At this time the majority of crude oil purchasers do not charge transportation fees, unless the well is outside their service area. The service area is a geographical area in which the purchaser of crude oil will not charge a fee for picking upon the oil. The purchaser or oil gatherer as it is called within the oil industry, will usually handle all check disbursements to both the working interest and royalty owners. We will be a working interest owner. By being a working interest owner, we are responsible for the payment of our proportionate share of the operating expenses of the well. Royalty owners and over-riding royalty owners receive a percentage of gross oil production for the particular lease and are not obligated in any manner whatsoever to pay for the costs of operating the lease. Therefore, we, in most instances, will be paying the expenses for the oil and gas revenues paid to the royalty and over-riding royalty interests.

Gas sales are by contract. The gas purchaser will pay the well operator 100% of the sales proceeds on or about the 25th of each and every month for the previous months sales. The operator is responsible for all checks and distributions to the working interest and royalty owners. There is no standard price for gas. Prices will fluctuate with the seasons and the general market conditions. It is our intention to utilize this market whenever possible in order to maximize revenues. We do not anticipate any significant change in the manner production is purchased, however, no assurance can be given at this time that such changes will not occur.

The marketing of any oil and natural gas produced by us will be affected by a number of factors that are beyond our control and whose exact effect cannot be accurately predicted. These factors include:

*	the amount of crude oil and natural gas imports;
*	the availability, proximity and cost of adequate pipeline and other transportation facilities;
*	the success of efforts to market competitive fuels, such as coal and nuclear energy and the growth and/or success of alternative energy sources such as wind power;
*	the effect of United States and state regulation of production, refining, transportation and sales;
*	the laws of foreign jurisdictions and the laws and regulations affecting foreign markets;
*	other matters affecting the availability of a ready market, such as fluctuating supply and demand; and
*	general economic conditions in the United States and around the world.

The supply and demand balance of crude oil and natural gas in world markets has caused significant variations in the prices of these products over recent years. The North American Free Trade Agreement eliminated trade and investment barriers between the United States, Canada, and Mexico, resulting in increased foreign competition for domestic natural gas production. New pipeline projects recently approved by, or presently pending before, FERC as well as nondiscriminatory access requirements could further substantially increase the availability of natural gas imports to certain U.S. markets. Such imports could have an adverse effect on both the price and volume of natural gas sales from wells.

Members of the Organization of Petroleum Exporting Countries establish prices and production quotas for petroleum products from time to time with the intent of affecting the current global supply of crude oil and maintaining, lowering or increasing certain price levels. We are unable to predict what effect, if any, such actions will have on both the price and volume of crude oil sales from the wells.

In several initiatives, FERC has required pipeline transportation companies to develop electronic communication and to provide standardized access via the Internet to information concerning capacity and prices on a nationwide basis, so as to create a national market. Parallel developments toward an electronic marketplace for electric power, mandated by FERC, are serving to create multi-national markets for energy products generally. These systems will allow rapid consummation of natural gas transactions. Although this system may initially lower prices due to increased competition, it is anticipated to expand natural gas markets and to improve their reliability.

Regulation

Our operations will be affected from time to time in varying degrees by domestic and foreign political developments, federal and state laws.

Production.  In most areas of operations within the United States the production of oil and natural gas is regulated by state agencies that set allowable rates of production and otherwise control the conduct of oil and natural gas operations. Among the ways that states control production is through regulations that establish the spacing of wells or in some instances may limit the number of days in a given month during which a well can produce.

Environmental.  Our drilling and production operations will also be subject to environmental protection regulations established by federal, state, and local agencies that in turn may necessitate significant capital outlays that would materially affect the financial position and our business operations. These regulations, enacted to protect against waste, conserve natural resources and prevent pollution, could necessitate spending funds on environmental protection measures, rather than on drilling operations. If any penalties or prohibitions were imposed for violating such regulations, our operations could be adversely affected.

Natural Gas Transportation and Pricing.  FERC regulates the rates for interstate transportation of natural gas as well as the terms for access to natural gas pipeline capacity. Pursuant to the Wellhead Decontrol Act of 1989, however, FERC may not regulate the price of natural gas. Such deregulated natural gas production may be sold at market prices determined by supply and demand, Btu content, pressure, location of wells, and other factors. We anticipate that all of the natural gas produced by our wells will be considered price decontrolled natural gas and that each natural gas will be sold at fair market value.

Proposed Regulation.  Various legislative proposals are being considered in Congress and in the legislatures of various states, which, if enacted, may significantly and adversely affect the petroleum and natural gas industries. Such proposals involve, among other things, the imposition of price controls on all categories of natural gas production, the imposition of land use controls, such as prohibiting drilling activities on certain federal and state lands in protected areas, as well as other measures. At the present time, it is impossible to predict what proposals, if any, will actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals will have on our operations.  On December 19, 2007, President Bush signed into law the Energy Independence and Security Act (“EISA”), a law targeted at reducing national demand for oil and increasing the supply of alternative fuel sources.  While EISA does not appear to directly impact on our operations or cost of doing business, its impact on the oil and gas industry in general is uncertain.  No prediction can be made as to what additional legislation may be proposed, if any, affecting the competitive status of an oil and gas producer, restricting the prices at which a producer may sell its oil and gas or the market demand for oil and gas nor can it be predicted which proposals, including those presently under consideration, if any, might be enacted, nor when any such proposals, if enacted, might become effective.

The Kyoto Protocol to the United Nations Framework Convention on Climate Change became effective in February 2005 (the “Protocol”). Under the Protocol, participating nations are required to implement programs to reduce emissions of certain gases, generally referred to as greenhouse gases that are suspected of contributing to global warming. The United States is not currently a participant in the Protocol.  However, the U.S. Congress is considering proposed legislation directed at reducing greenhouse gas emissions. In addition, there has been support in various regions of the country for legislation that requires reductions in greenhouse gas emissions, and some states have already adopted legislation addressing greenhouse gas emissions from various sources, primarily power plants. The natural gas and oil industry is a direct source of certain greenhouse gas emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact our operations.  At this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business.

Acquisition of Possible Future Leases

Subject to being successful in drilling, completing, and bringing into production our initial lease, we intend to, in the future, to acquire additional producing and non-producing properties.  The acquisition process may be lengthy because of the amount of investigation which will be required prior to submitting a bid to a major oil company. Currently, we are not engaged in any bidding process and will not be engaged in such unless our initial business activities are successful. Verification of each property and the overall acquisition process can be divided into three phases, as follows:

Phase 1.  Field identification.  In some instances the seller will have a formal divestiture department that will provide a sales catalog of leases which will be available for sale.  Review of the technical filings made to the states along with a review of the regional geological relationships, released well data and the production history for each lease will be utilized.  In addition a review of the proprietary technical data in the sellers office will be made and calculation of a bid price for the field.  We believe that the estimated cost of Phase 1 for one property will be approximately $5,000.

Phase 2.  Submission of the Bid.  Each bid will be made subject to further verification of production capacity, equipment condition and status, and title.  We believe that the estimated cost of Phase 2 for one property will be approximately $50,000.

Phase 3.  Closing.  Final price negotiation will take place. Cash transfer and issuance of title opinions.  Tank gauging and execution of transfer orders.  The cost of Phase 3 cannot be estimated at this time and is entirely dependent upon negotiations with the seller and the seller’s offering price for the property.

After closing has occurred, the newly acquired property will be turned over to us for possible work-overs or operational changes which will in our estimation increase each well’s production.

In connection with the acquisition of an oil and gas lease for work-over operations, we will only do so if we can acquire 100% ownership of the working-interest and surface production equipment facilities with only minor expenses.  In exchange for an assignment of the lease, we will agree to assume the obligation to plug and abandon the well in the event that we determines that reworking operations are either too expensive or will not result in production in paying quantities.  The cost of plugging a well can run from $500 to $15,000, depending on the condition of the well.

Several major oil companies have recently placed numerous oil and gas properties out for competitive bidding.  We currently do not have sufficient revenues or funds available to it to make a bid for such properties.  We have not initiated a search for additional leases and do not intend to do so until we raise additional capital. We believe that it is not an efficient use of time to search for additional prospects when we do not have sufficient capital to acquire and develop additional leases.  We intend to raise additional capital through loans or the sale of equity securities in order to have sufficient funds to make a bid for such properties.  There is no assurance that we will ever raise such additional capital and if we are unable to raise such capital, we may have to cease operations.

At the present time, we have not identified any specific oil and gas leases which we intend to acquire other than we intend to acquire a lease in Stafford County, Kansas.

Transportation and Production

Transportation and Sale of Oil and Natural Gas. We can make sales of oil, natural gas and condensate at market prices which are not subject to price controls at this time. The price that we receive from the sale of these products is affected by our ability to transport and the cost of transporting these products to market. Under applicable laws, the Federal Energy Regulatory Commission (“FERC”) regulates:

-	the construction of natural gas pipeline facilities, and
-	the rates for transportation of these products in interstate commerce.

Our possible future sales of natural gas are affected by the availability, terms and cost of pipeline transportation. The price and terms for access to pipeline transportation remain subject to extensive federal and state regulation. Several major regulatory changes have been implemented by Congress and the FERC from 1985 to the present. These changes affect the economics of natural gas production, transportation and sales. In addition, the FERC is continually proposing and implementing new rules and regulations affecting these segments of the natural gas industry that remain subject to the FERC’s jurisdiction. The most notable of these are natural gas transmission companies.

The FERC’s more recent proposals may affect the availability of interruptible transportation service on interstate pipelines. These initiatives may also affect the intrastate transportation of gas in some cases. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry. These initiatives generally reflect more light-handed regulation of the natural gas industry. The ultimate impact of the complex rules and regulations issued by the FERC since 1985 cannot be predicted. In addition, some aspects of these regulatory developments have not become final but are still pending judicial and FERC final decisions. We cannot predict what further action the FERC will take on these matters. However, we do not believe that any action taken will affect it much differently than it will affect other natural gas producers, gatherers and marketers with which We might compete against.

Effective as of January 1, 1995, the FERC implemented regulations establishing an indexing system for transportation rates for oil. These regulations could increase the cost of transporting oil to the purchaser. We do not believe that these regulations will affect it any differently than other oil producers and marketers with which it competes with.

Regulation of Drilling and Production. Our proposed drilling and production operations are subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. Among other matters, these statutes and regulations govern:

-	the amounts and types of substances and materials that may be released into the environment,
-	the discharge and disposition of waste materials,
-	the reclamation and abandonment of wells and facility sites, and
-	the remediation of contaminated sites,

and require:

-	permits for drilling operations,
-	drilling bonds, and
-	reports concerning operations.

Kansas law contains:

-	provisions for the unitization or pooling of oil and natural gas properties,
-	the establishment of maximum rates of production from oil and natural gas wells, and
-	the regulation of the spacing, plugging and abandonment of wells.

Environmental Regulations

General. Our operations are affected by the various state, local and federal environmental laws and regulations, including the:

-	Clean Air Act,
-	Oil Pollution Act of 1990,
-	Federal Water Pollution Control Act,
-	Resource Conservation and Recovery Act (“RCRA”),
-	Toxic Substances Control Act, and
-	Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”).

these laws and regulations govern the discharge of materials into the environment or the disposal of waste materials, or otherwise relate to the protection of the environment. In particular, the following activities are subject to stringent environmental regulations:

-	drilling,
-	development and production operations,
-	activities in connection with storage and transportation of oil and other liquid hydrocarbons, and
-	use of facilities for treating, processing or otherwise handling hydrocarbons and wastes.

Violations are subject to reporting requirements, civil penalties and criminal sanctions. As with the industry generally, compliance with existing regulations increases our overall cost of business. The increased costs cannot be easily determined. Such areas affected include:

-	unit production expenses primarily related to the control and limitation of air emissions and the disposal of produced water,
-

capital costs to drill exploration and development wells resulting from expenses primarily related to the management and disposal of drilling fluids and other oil and natural gas exploration wastes, and

-	capital costs to construct, maintain and upgrade equipment and facilities and remediate, plug and abandon inactive well sites and pits.

Environmental regulations historically have been subject to frequent change by regulatory authorities. Therefore, we are unable to predict the ongoing cost of compliance with these laws and regulations or the future impact of such regulations on its operations. However, we do not believe that changes to these regulations will have a significant negative effect

A discharge of hydrocarbons or hazardous substances into the environment could subject us to substantial expense, including both the cost to comply with applicable regulations pertaining to the clean-up of releases of hazardous substances into the environment and claims by neighboring landowners and other third parties for personal injury and property damage. We do not maintain insurance for protection against certain types of environmental liabilities.

The Clean Air Act requires or will require most industrial operations in the United States to incur capital expenditures in order to meet air emission control standards developed by the EPA and state environmental agencies. Although no assurances can be given, We believes the Clean Air Act requirements will not have a material adverse effect on our financial condition or results of operations.

RCRA is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either:

-	a “generator” or “transporter” of hazardous waste, or
-	an “owner” or “operator” of a hazardous waste treatment, storage or disposal facility.

At present, RCRA includes a statutory exemption that allows oil and natural gas exploration and production wastes to be classified as non-hazardous waste. As a result, we will not be subject to many of RCRA’s requirements because its operations will probably generate minimal quantities of hazardous wastes.

CERCLA, also known as “Superfund”, imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include:

-	the “owner” or “operator” of the site where hazardous substances have been released, and
-	companies that disposed or arranged for the disposal of the hazardous substances found at the site.

CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of our ordinary operations, we could generate waste that may fall within CERCLA’s definition of a “hazardous substance”. As a result, We may be liable under CERCLA or under analogous state laws for all or part of the costs required to clean up sites at which such wastes have been disposed.

Under such law we could be required to:

-	remove or remediate previously disposed wastes, including wastes disposed of or released by prior owners or operators,
-	clean up contaminated property, including contaminated groundwater, or
-	perform remedial plugging operations to prevent future contamination.

We could also be subject to other damage claims by governmental authorities or third parties related to such contamination.

While the foregoing regulations appear extensive, we believes that because it will initially be drilling and operating one oil or gas well, compliance with the foregoing regulations will not have any material adverse affect upon us. Further, we believe we will only spend minimal amounts of money to comply therewith in connection with its one proposed well.

Company’s Office

Our principal executive office is located at 1361 Peltier Drive, Point Roberts, Washington 9828.  Our telephone number is (403) 399-3132 and our registered agent for service of process is the National Registered Agents Inc. of NV, located at 1000 East William Street, Suite 204, Carson City, Nevada 89701. Our fiscal year end is March 31.

Employees

We are a start-up stage company and currently have no employees other than our sole officer and director.  We have no employment agreements with our sole officer and director

MANAGEMENT’S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATIONS

This section of the prospectus includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

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

At the same time, we intend to raise capital via a private placement.  The proceeds from the private placement will be used to acquire on oil and gas lease, upon which we intend to drill one oil and/or gas well.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin selling oil and gas. Accordingly, we must raise cash from outside sources. Our only other source for cash at this time is through the sale of oil and gas equipment or the investments by others. We will not acquire an oil and gas lease or begin drilling until we raise additional money. We believe we will need to raise a minimum gross amount of $70,000, $50,000 net, in order to acquire one lease and drill one well to a depth of between 500 to 1,200 feet in Stafford County, Kansas.  If we find oil and gas, and have additional proceeds available, we may drill additional wells on the property.  We will begin selling the oil and gas and proceed to raise additional capital to acquire additional leases and drill more wells. If we do not find oil and gas, we intend to find a new property and raise additional funds to drill thereon. We have not targeted any additional properties and do not intend to do so, until we complete exploration of our current three leases.  We have targeted the geographical area of Stafford County, Kansas.

We will be conducting research in the form of drilling on the property. Our exploration program is explained in as much detail as possible in the business section of this prospectus. We are not going to buy or sell any plant or significant equipment during the next twelve months other than casing, pipe, a pump jack, and tanks. Casing and pipe will be purchased with the proceeds of this offering. A pump jack and tanks will be purchased only if we strike oil. A pump jack and tanks are unnecessary if we find gas.

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

Milestones

The following are our milestones:

1.

Immediately - Begin selling and drop shipping oil and gas equipment.

2.

0-90 days after raising $100,000 as a result of wholesaling oil and gas equipment to customers or through a private placement.

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

To become profitable and competitive, we must find oil and/or gas in paying quantities. We are seeking equity financing to provide for the capital required to drill one or two wells.

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

Our parent corporation, Starflick.com caused its sole officer and director, Zoltan Nagy, to advance the legal and accounting fees of $25,750.00 for this spin-off and registration statement.  We are obligated to repay Mr. Nagy said amount.  The amount is not evidenced by any written documentation.  The balance outstanding is non-interest bearing and is due on demand.  Mr. Nagy does not intend to demand repayment until such time as we are able to pay the balance due.

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

Our sole officer and sole director is unwilling to commit to advancing funds to us.  At the present time, we have not made any arrangements to raise additional cash, other than through as described herein. If we need additional cash and can’t raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

We are spinning off 120,850,000 shares of common stock pursuant to this registration statement.  The spin-off will not raise any capital.

As of April/30, 2014, our total assets were $1 and our total liabilities were $46,544

MANAGEMENT

Officers and Directors

Our sole director will serve until his successor is elected and qualified. Our sole officer is elected by the board of directors to a term of one (1) year and serves until his or his successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)
Zoltan Nagy	48	president, principal executive officer, secretary,
1361 Peltier Drive		treasurer, principal financial officer, principal
Point Roberts, Washington 98281		accounting officer and sole member of the board of directors

The person named above has held his offices/positions since inception of our company and are expected to hold his offices/positions until the next annual meeting of our stockholders.

Background of Our Sole Officer and Director

Since April 24, 2013, our inception, Zoltan Nagy has been our president, secretary, treasurer, principal financial officer, principal accounting officer and sole member of our board of directors.  Since March 24, 2011, Mr. Nagy has been president, secretary, treasurer, principal financial officer, principal accounting officer and sole member of our board of directors of Starflick.com our parent corporation.  Since August 30, 2007, Mr. Nagy has been president, chief executive officer, treasurer, secretary and a director of Raptor Technology Group, Inc., a Nevada corporation whose common stock is traded on the Bulletin Board under the symbol RAPT.  Raptor Technology Group, Inc. is engaged in the business of fabrication of equipment.

Involvement in Certain Legal Proceedings

During the past ten years, Mr. Nagy has not been the subject of the following events:

1.

A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which she was a general partner at or within two years before the time of such filing, or any corporation or business association of which she was an executive officer at or within two years before the time of such filing;

2.	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining her from, or otherwise limiting, the following activities;

i)

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

	ii)	Engaging in any type of business practice; or
	iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.

The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.

Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.

Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.

Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

	i)	Any Federal or State securities or commodities law or regulation; or
ii)

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

	iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.

Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee Financial Expert

We do not have an audit committee financial expert.  We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.  Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Conflicts of Interest

The only conflict that we foresee are that our sole officer and director will devote time to film projects on behalf of Starflick.com that are totally unrelated to our business.

EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last two fiscal years ending March 31, 2013 for our sole officer. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Change in
Pension
Value &
Nonqual-
						Non-Equity	ified
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position [1]	Year	($)	($)	($)	($)	(S)	($)	($)	($)
Zoltan Nagy	2013	0	0	0	0	0	0	0	0
President	2012	0	0	0	0	0	0	0	0

We have no employment agreements with our sole officer. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole officer and director other than as described herein.

Compensation of Directors

The member of our board of directors is not compensated for his services as a director. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director’s service contracts.  The following table sets forth compensation paid to our sole director from inception on April 24, 2013 to our year end on April 30, 2013.  Since that time we have not paid any compensation to Mr. Nagy either as an executive officer or as a director.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified	All
	or			Incentive	Deferred	Other
	Paid in	Stock	Option	Plan	Compensation	Compen-
	Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Zoltan Nagy	0	0	0	0	0	0	0

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

PRINCIPAL STOCKHOLDERS

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership immediately following the spin-off.  The stockholders listed below have direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

	Number of	Percentage		Percentage of
	Shares	of Ownership	Number of Shares	Ownership
Name and Address	Before the	Before the	After the	After the
Beneficial Ownership [1]	Spin-Off	Spin-Off	Spin-Off	Spin-Off
Zoltan Nagy	0	0.00%	100,000,000	82.75%
1361 Peltier Drive
Point Roberts, WA 98281

All Officers and Directors as a Group	0	0.00%	100,000,000	82.75%
(1 person)

Starflick.com	120,850,000	100%	0	0.00%
1361 Peltier Drive
Point Roberts, WA 98281

[1]

The person named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings. Mr. Nagy is the only “promoter” of our company.

Future Sales by Existing Stockholders

The 120,850,000 shares of common stock issued in this spin-off will be immediately resalable.

DESCRIPTION OF SECURITIES

Common Stock

Our authorized capital stock consists of 200,000,000 shares of common stock, par value $0.00001 per share. The holders of our common stock:

*	have equal ratable rights to dividends from funds legally available if and when declared by our board of directors;
*	are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;
*	do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and
*	are entitled to one non-cumulative vote per share on all matters on which stockholders may vote.

We refer you to our Articles of Incorporation, Bylaws and the applicable statutes of the State of Nevada for a more complete description of the rights and liabilities of holders of our securities.

Non-cumulative voting

Holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors. After the spin-off is completed, Zoltan Nagy, our sole officer and director, will own approximately 82.75% of our outstanding shares.

Cash dividends

As of the date of this prospectus, we have not paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of our board of directors and will depend upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Preferred Stock

We are authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001 per share. The terms of the preferred shares are at the discretion of the board of directors. Currently no preferred shares are issued and outstanding.

Anti-takeover provisions

There are no Nevada anti-takeover provisions that may have the affect of delaying or preventing a change in control.

Reports

After we complete this offering, we will not be required to furnish you with an annual report. Further, we will not voluntarily send you an annual report. We will be required to file reports with the SEC under section 15(d) of the Securities Act. The reports will be filed electronically. The reports we will be required to file are Forms 10-K, 10-Q, and 8-K. You may read copies of any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that will contain copies of the reports we file electronically. The address for the Internet site is www.sec.gov.

Stock transfer agent

Our stock transfer agent for our securities will be Island Stock Transfer, 15500 Roosevelt Blvd., Suite 301, Clearwater, Florida 33760.  Its telephone number is (727) 289-0010.

RELATED TRANSACTIONS

On April 25, 2013, the board of directors of Starflick.com approved the spin-off of 120,580,000 restricted shares of common stock to shareholders of Starflick.com on a pro rata basis, each shareholder of Starflick.com receiving 20 shares of common stock of Black Rock Petroleum Company for each one share of Starflick.com owned by said shareholder.  Starflick.com is controlled by Zoltan Nagy and he received 100,000,000 restricted shares of common stock of Black Rock Petroleum Company.  Mr. Nagy is the sole officer and director of both Starflick.com and Black Rock Petroleum Company.

On April 25, 2013, Mr. Nagy advanced $12,100 for accounting and legal fees related to this spin-off.

LITIGATION

We are not a party to any pending litigation and none is contemplated or threatened.

EXPERTS

Our financial statements for the period from inception to April 30, 2013, included in this prospectus have been audited by MaloneBailey, LLP, Independent Public Accountants, 9801 Westheimer Rd, Suite 1100, Houston, Kansas 77042, telephone (713) 343-4200 as set forth in their report included in this prospectus. Their report is given upon their authority as experts in accounting and auditing.

LEGAL MATTERS

The Law Office of Conrad C. Lysiak, P.S. 601 West First Avenue, Suite 903, Spokane, Washington 99201, telephone (509) 624-1475 passed on the legality of the shares being offered in this prospectus.

FINANCIAL STATEMENTS

Our audited financial statements from inception on April 24, 2013 to April 30, 2014 immediately follow:

BLACK ROCK PETROLEUM COMPANY

(A Development Stage Company)

FINANCIAL STATEMENTS

April 30, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Black Rock Petroleum Company

(A Development Stage Company)

Point Roberts, Washington

We have audited the accompanying balance sheet of Black Rock Petroleum Company, (a Development Stage Company) (the “Company”) as of April 30, 2013 and the related statements of operations, changes in stockholders' deficit, and cash flows for the period from April 24, 2013 (inception) to April 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black Rock Petroleum Company as of April 30, 2013, and the results of its operations, and its cash flows for the period noted above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

June 25, 2013

BLACK ROCK PETROLEUM COMPANY
Balance Sheet

	April 30	April 30
	2014	2013
	$	$
ASSETS

Current Assets
Cash and cash equivalents	1	100

	1	100

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	27,658	12,650
Due to related parties	18,886	13,100
	46,544	25,750

Stockholder's equity (Deficiency)
Share capital
Authorized:
100,000,000 preferred shares, par value $0.00001
200,000,000 common shares, par value $0.00001

Issued and outstanding:
Nil preferred shares
120,850,000 common shares	1,209	1,209
Subscription receivable from related party	(1,088)	(1,209)

Accumulated deficit	(46,664)	(25,650)
	(46,543)	(25,650)

	1	100

 The accompanying notes are an integral part of these financial statements.

BLACK ROCK PETROLEUM COMPANY
Statement of Operations and Comprehensive Loss

	Year	Period
	Ended	Ended
	April 30	April 30
	2014	2013
	$	$
Expenses
Accounting and legal	9,014	24,650
Rent	12,000	1,000

Earnings (Loss) from operations	(21,014)	(25,650)

Net loss and comprehensive loss for the period	(21,014)	(25,650)

Basic and diluted loss per share	(0.00)	(0.00)

Weighted average number of common shares outstanding
Basic and diluted	120,850,000	120,850,000

The accompanying notes are an integral part of these financial statements

BLACK ROCK PETROLEUM COMPANY
Statement of Stockholder's Equity (Deficiency)

	Preferred stock			Common stock				Additional		Share	Retained	Total
	Shares		Amount	Shares		Amount		paid-in capital		subscriptions	earnings	stockholder's
										receivable	(deficit)	equity
												(deficiency)

Balance	-		$-	120,850,000		$1,209		$-		$(1,209)	$(25,650)	$(25,650)
April 30, 2013

Net loss		$			$		$		$		$(21,014)	$(21,014)

Subscription		$			$		$			$121	$-	$121
payment

Balance	-		$-	120,850,000		$1,209		$-		$(1,088)	$(46,664)	$(46,543)
April 30, 2014

The accompany notes are an integral part of these financial statements.

BLACK ROCK PETROLEUM COMPANY
Statement of Cash Flows

	Year	Period
	Ended	Ended
	April 30	April 30
	2014	2013
	$	$
Cash flows from operating activities

Net income (Loss)	(21,014)	(25,650)

Changes in non-cash working capital
Accounts payable and accrued liabilities	15,008	12,650
Due to related parties	5,786	13,100
	20,794	25,750

Cash flows from financial activities
Proceeds from issuance of 120,850,000 common shares	-	1,209
Due from related parties	121	(1,209)
	121	-

Increase (Decrease) in cash and cash equivalents	(99)	100

Cash and cash equivalents, beginning of period	100	-

Cash and cash equivalents, end of period	1	100

The accompanying notes are an integral part of these financial statements

BLACK ROCK PETROLEUM COMPANY

Notes to the Financial Statements

1.  INCORPORATION AND CONTINUANCE OF OPERATIONS

Black Rock Petroleum Company was formed on April 24, 2013 under the laws of the State of Nevada.  We have not commenced our planned principal operations.  We are considered as a development stage company as defined in ASC 915 “Accounting and Reporting for Development Stage Enterprises”.  The Company’s fiscal year end is April 30.

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

2. GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.   As shown in the accompanying financial statements, the Company has incurred a net loss of ($46,664) through April 30, 2014. The Company has sustained losses and additional equity financing will be required by the Company to fund its development activities and to support operations. However, there is no assurance that the Company will be able to obtain additional financing. The Company has not generated any operating revenues to date. Furthermore, the Company’s existence is dependent upon management’s ability to develop profitable operations. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

3.  SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

As at April 30, 2014 cash and cash equivalents consist of only cash.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect  the  reported  amounts  of  assets  and  liabilities  and  disclosure of contingent assets  and  liabilities at the date of the financial statements and the reported  amounts  of  revenues  and  expenses during the reporting period.  Actual results could differ from those estimates and assumptions.

Loss Per Share

Loss  per  share  is  computed  using  the  weighted  average  number  of shares outstanding during  the period.  We have adopted ASC 260, "Earnings Per Share".  Diluted  loss  per  share for year ended April 30, 2014 is  equivalent  to  basic  loss  per  share as there was no potential dilutive equity instruments.

Foreign Currency Transactions

We are located and operating outside of the United States of America.  We maintain our accounting records in U.S.  Dollars, as follows:

At  the  transaction  date,  each  asset,  liability,  revenue  and  expense  is translated into U.S. dollars by the use of the exchange rate in effect at that date.  At the period end, monetary assets and liabilities are re-measured by using the exchange rate in effect at that date.  The resulting foreign exchange gains and losses are included in operations.

Stock-Based Compensation

The Company adopted ASC 718, Compensation – Stock-Based Compensation, to account for its stock options and similar equity instruments issued.  Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.  ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

We did not grant any stock options during the year ended April 30, 2014.

Comprehensive Income

We adopted ASC 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  We are disclosing this information on our Statement of Stockholders' Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.  We have no elements of "other comprehensive income” for the year ended April 30, 2014.

4.  DUE TO DIRECTOR

During the period ended April 30, 2013, the Company incurred $24,650 of accounting and legal expense, of which, $12,100 was paid by the sole director of the company.  As at April 30, 2013, the above noted $12,100 has been included in due to director.

The Company also incurred $1,000 of rent expense which was paid by the sole director of the company.  As at April 30, 2013, the above noted $1,000 has been included in due to director.

During the year ended April 30, 2014, the director paid for some of the company’s expenses.

As at April 30, 2014 $18,886 was due to director.  The amount due to director was unsecured, non-interest bearing and due on demand.

5.  PREFERRED AND COMMON STOCK

We have 200,000,000 shares of common stock authorized at par value of $0.00001 per share.  All shares of stock are non-assessable and non-cumulative, with no pre-emptive rights.

On April 24, 2013, the Company issued 120,850,000 shares of common stock for the consideration amount of $1,209 to the parent company, Starflick.Com Incorporated.

As at April 30, 2014, the amount of $1,088 is still due from the parent company, Starflick.Com Incorporated and has been included in due from related parties.

PART II.  INFORMATION NOT REQUIRED IN PROSPECTUS

ITEM 13.

OTHER EXPENSES OF ISSUANCE AND DISTRIBUTION.

The estimated expenses of the offering ), all of which are to be paid by the registrant, are as follows:

SEC Registration Fee	$	_______
Printing Expenses		200.00
Accounting Fees and Expenses		4,076.78
Legal Fees and Expenses		20,000.00
Blue Sky Fees/Expenses		500.00
Transfer Agent Fees		200.00
TOTAL		$25,000.00

ITEM 14.

INDEMNIFICATION OF DIRECTORS AND OFFICERS.

The only statute, charter provision, bylaw, contract, or other arrangement under which any controlling person, director or officer of the Registrant is insured or indemnified in any manner against any liability which he may incur in his capacity as such, is as follows:

1.	Article 3 of the Articles of Incorporation of the company, filed as Exhibit 3.1 to the Registration Statement.
2.	Article X of the Bylaws of the company, filed as Exhibit 3.2 to the Registration Statement.
3.	Nevada Revised Statutes, Chapter 78.

The general effect of the foregoing is to indemnify a control person, officer or director from liability, thereby making the company responsible for any expenses or damages incurred by such control person, officer or director in any action brought against them based on their conduct in such capacity, provided they did not engage in fraud or criminal activity.

ITEM 15.

RECENT SALES OF UNREGISTERED SECURITIES.

NONE.

ITEM 16.

EXHIBITS.

The following exhibits are filed as part of this registration statement, pursuant to Item 601 of Regulation S-K.

Exhibit No.	Document Description
3.1	Articles of Incorporation.
3.2	Bylaws.
4.1	Specimen Stock Certificate.
5.1	Opinion of The Law Office of Conrad C. Lysiak, P.S.
23.1	Consent of MaloneBailey, LLP, Chartered Accountants.
23.2	Consent of The Law Office of Conrad C. Lysiak, P.S.

ITEM 17.

UNDERTAKINGS.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for  indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or  controlling person of the registrant in the  successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

The undersigned registrant hereby undertakes:

1.

File, during any period in which is offers or sells securities, a post-effective amendment to this registration statement to:

(i)

Include any prospectus required by section 10(a)(3) of the Securities Act;

(ii)

Reflect in the prospectus any facts or events which, individually or together, represent a fundamental change in the information in the registration statement; and Notwithstanding the foregoing, any increase or decrease in volume of securities offered (if the total dollar value of securities offered would not exceed that which was registered) and any deviation from the law of high end of the estimated maximum offering range may be reflect in the form of prospects filed with the Commission pursuant to Rule 424(b) if, in the aggregate, the changes in the volume and price represent no more than a 20% change in the maximum aggregate offering price set forth in the “Calculation of Registration Fee” table in this registration statement.

(iii)

Include any additional or changed material information on the plan of distribution.

2.

For determining liability under the Securities Act, treat each post-effective amendment as a new registration statement of the securities offered, and the offering of the securities at that time to be the initial bona fide offering.

3.

File a post-effective amendment to remove from registration any of the securities that remain unsold at the end of the offering.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of August, 2014.

BLACK ROCK PETROLEUM COMPANY

BY:
Zoltan Nagy
President, Principal Executive Officer, Principal Financial Officer, and Principal Accounting

KNOW ALL MEN BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Zoltan Nagy as true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendment (including post-effective amendments) to this registration statement, and to file the same, therewith, with the Securities and Exchange Commission, and to make any and all state securities law or blue sky filings, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying the confirming all that said attorney-in-fact and agent, or any substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, this Form S-1 Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

	President, Principal Executive Officer,	August 21, 2014
Zoltan Nagy	Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description
3.1	Articles of Incorporation.
3.2	Bylaws.
4.1	Specimen Stock Certificate.
5.1	Opinion of The Law Office of Conrad C. Lysiak, P.S.
23.1	Consent of MaloneBailey, LLP, Registered Public Accounting Firm
23.2	Consent of The Law Office of Conrad C. Lysiak, P.S.