Form 10-Q
period 2014-07-31
Black Rock Petroleum Co
filed 2014-09-15
CIK 1580095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number   000-55281

BLACK ROCK PETROLEUM COMPANY
(Exact name of registrant as specified in its charter)

Nevada
(State of incorporation)

1361 Peltier Drive
Point Roberts, Washington   98281
(Address of principal executive offices)

(403) 708-2523
(Registrant's telephone number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [X]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [X]     NO [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 11, 2014, there were 120,850,000 shares of the registrant's $0.00001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS.

BLACK ROCK PETROLEUM COMPANY
Balance Sheets
(Unaudited)

	July 31	April 30
	2014	2014
	$	$
ASSETS

Total Assets	1	1

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	33,800	27,658
Due to related party	19,336	18,886
Total Liabilities	53,136	46,544

Stockholders' equity (Deficiency)

Preferred stock ($.00001 par value, 100,000,000 shares authorized; 0 shares issued and outstanding)	-	-
Common stock ($.00001 par value, 200,000,000 shares authorized, 120,850,000 shares issued and outstanding	1,209	1,209
Subscription receivable from related party	(1,088)	(1,088)
Accumulated deficit	(53,256)	(46,664)
TOTAL SHAREHOLDERS' EQUITY	(53,135)	(46,543)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	1	1

The accompanying notes are an integral part of these financial statements.

BLACK ROCK PETROLEUM COMPANY
Statements of Operations and Comprehensive Loss
(Unaudited)

	Three months	Three months
	Ended	Ended
	July 31	July 31
	2014	2013
	$	$
Expenses
Accounting and legal	2,905	1,033
Rent	3,000	3,000
Stock management fees	687	-
Net Loss	(6,592)	(4,033)

Net Loss	(6,592)	(4,033)

Basic and diluted loss per share	(0)	(0)

Weighted average number of common shares outstanding
Basic and diluted	120,850,000	120,850,000

The accompanying notes are an integral part of these financial statements.

BLACK ROCK PETROLEUM COMPANY
Statements of Cash Flows
(Unaudited)

	Three months	Three months
	Ended	Ended
	July 31	July 31
	2014	2013

Cash flows from operating activities

Net income (Loss)	$(6,592)	$(4,033)
Changes in non-cash working capital
Accounts payable and accrued liabilities	6,142	3,383

Net cash used by operating activities	(450)	(650)

Cash flows from financial activities
Due to related parties	450	550
Subscriptions received	-	121
Net cash provided by financing activities	450	671
Increase (Decrease) in cash and cash equivalents	-	21

Cash and cash equivalents, beginning of period	1	100

Cash and cash equivalents, end of period	1	121

The accompanying notes are an integral part of these financial statements.

BLACK ROCK PETROLEUM COMPANY
Notes to the Financial Statements

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Black Rock Petroleum (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month periods and for the period from the date of inception have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean the Company. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended April 30, 2014.

In the quarter ended July 31, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

2.  GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.   As shown in the accompanying financial statements, the Company has incurred a net loss of $53,256 through July 31, 2014. The Company has sustained losses and additional equity financing will be required by the Company to fund its development activities and to support operations. However, there is no assurance that the Company will be able to obtain additional financing. The Company has not generated any operating revenues to date. Furthermore, the Company's existence is dependent upon management's ability to develop profitable operations. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

3.  RELATED PARTY

During the three months ended July 31, 2014, the director paid for some of the company's expenses.

At July 31, 2014 and April 30, 2014 the company had a related- party payable of $19,336 and $18,886, respectively to its sole officer and director for payment of some of the company's expenses.  The amount due to director was unsecured, non-interest bearing and due on demand.

4.  EQUITY

On April 24, 2013, the Company issued 120,850,000 shares of common stock for the consideration amount of $1,209 to the parent company, Starflick.com.

At July 31, 2014, the amount of $1,088 is still due from the parent company, Starflick.com and has been included in due from related parties.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

If we are unable to complete drilling one well on the property, we will suspend operations until we raise more money. If we can't or don't raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything.

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

Milestones

The following are our milestones:

1.	On or before March 31, 2015 – Begin selling and drop shipping oil and gas equipment.

2.	0-90 days after raising $100,000 as a result of selling oil and gas equipment to customers or through a private placement.

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

Results of Operations

From Inception on April 24, 2013

Operations since inception consist of the plan to spin off the proposed oil and gas business and preparation of our registration statement.

Our parent corporation, Starflick.com caused its sole officer and director, Zoltan Nagy, to advance the legal and accounting fees of $25,750.00 for our spin-off and registration statement. We are obligated to repay Mr. Nagy said amount. The amount is not evidenced by any written documentation. The balance outstanding is non-interest bearing and is due on demand. Mr. Nagy does not intend to demand repayment until such time as we are able to pay the balance due.

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

Our sole officer and director is willing to advance funds to us on an as needed basis until such time as we can sustain our operations without his assistance.  At the present time, we have not made any arrangements to raise additional cash, other than through as described herein. If we need additional cash and can't raise or Mr. Nagy will not advance the same, we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

Starflick.com spun-off 120,850,000 shares of our common stock pursuant to our registration statement in a public offering.  The spin-off did not raise any capital.

As of July 31, 2014, our total assets were $1 and our total liabilities were $53,136.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.                    CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended July 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS.

None.

ITEM 1A.              RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Status of Our Public Offering

On October 29, 2013, our Form S-1 registration statement (SEC file no. 333-189839) was declared effective by the SEC.  Pursuant to the S-1, Starflick.com spun-off 120,850,000 of our shares of common stock to Starflick shareholders on the basis of a 20 of our shares for each 1 share of Starflick.com.

ITEM 3.                    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                    MINE SAFETY DISCLOSURES.

None.

ITEM 5.                    OTHER INFORMATION.

None.

ITEM 6.                    EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	7/08/13	3.1

3.2	Bylaws.	S-1	7/08/13	3.2

3.3	Amended Articles of Incorporation.	S-1	7/08/13	3.3

14.1	Code of Ethics.	10-K/A		14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K/A		99.2

99.3	Disclosure Committee Charter.	10-K/A		99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of September, 2014.

BLACK ROCK PETROLEUM COMPANY

BY:	ZOLTAN NAGY
Zoltan Nagy
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	7/08/13	3.1

3.2	Bylaws.	S-1	7/08/13	3.2

3.3	Amended Articles of Incorporation.	S-1	7/08/13	3.3

14.1	Code of Ethics.	10-K/A		14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K/A		99.2

99.3	Disclosure Committee Charter.	10-K/A		99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X