Form 10-K/A
period 2014-04-30
Black Rock Petroleum Co
filed 2014-09-16
CIK 1580095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A-1

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 2014

Commission File Number:   000-55281

BLACK ROCK PETROLEUM COMPANY
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

1361 Peltier Drive
Point Roberts, Washington   98281
(Address of principal executive offices, including zip code.)

(403) 708-2523
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES [   ]   NO [X]

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act:    YES [X]   NO [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X]   NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if a smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [X]   NO [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of November 30, 2013: $0.00.

As of September 10, 2014, 120,850,000 shares of the registrant's common stock were outstanding.

REASON FOR AMENDMENT

The purpose of this amendment is to correct the Form 10-K filed with the SEC on August 21, 2014.

PART I

ITEM 1.                    BUSINESS.

Sale of Oil and Gas Equipment

Our business objective is to locate and sell to oil and gas field related equipment to oil and gas producers.  Examples are:  Handling tools such as power tongs, manual tongs, elevators, spinners, spiders, rotary tables, and bushings; spools; valves; wire line equipment; wellhead equipment; blowout preventers; metering equipment; pumps, engines; nuts, and bolts.

Suppliers of such equipment is almost endless.  Size of suppliers is also almost endless, from manufactures of sophisticate equipment for large off-shore projects to second retailers of specialty nuts and bolts.  We have not entered into any agreements with any as of the date hereof.  We intend to enter into agreements on an ongoing basis as representation of a client requires us to contact such suppliers.  While we have not entered into any agreements with any of them, we believe a discussion of such is necessary to educate the public with respect to the almost unlimited number of suppliers.  A brief review of Google will supply an almost endless list of suppliers that are all willing to pay fees and commissions in connection with a sale of such equipment.

Equipment can be new, used, and repossessed.

We will be completing in this market with the added function of seeking out the cheapest equipment that will do the job.

Mr. Nagy has filed an application for membership in the Petroleum Equipment Supplier Association.

Website

We intend to retain the services of a website developer to create the website.  Mr. Nagy has agreed to advance funds for the development of the website.  The website is intended to be a destination for oil and gas companies seeking specialized equipment for their operations.  We intend to continually source out and negotiate strategic relationships with individual suppliers and manufacturers to offer their products on our website.  We intend to negotiate favorable pricing from the manufacturers in exchange for offering them direct access to the database of potential buyers that we intend to develop and maintain through our marketing program.  If a customer is looking for a particular item of equipment, we will find it for a fee.

Database

We intend to develop and maintain a database of all current customers and suppliers.  It will include the customer's name, address, telephone number, item purchased and additional information we hope to obtain through the use of a questionnaire.  The more information that we can obtain from a customer, the more we can know the customer and the more information we will have in order adjust our marketing and sales programs.

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

Other than investigating potential technologies in support of our business purpose, we have had no material business operations since inception on April 24, 2013.  At present, we have yet to acquire or develop the necessary technology assets in support of our business purpose to become an Internet-based wholesaler of oil and gas related equipment.  As such, we are a "shell company" as that term is defined in Reg. 405 of the Securities Act of 1933, as amended.  As such Rule 144 of Act is unavailable for the resale of our restricted stock.  Currently, 100,000,000 shares of our common stock are deemed "restricted securities". The 100,000,000 shares are all owned by Zoltan Nagy, our president.  The remaining 20,850,000 were registered on our Form S-1 registration statement are "free trading" and do not contain any restrictions on resale.

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

We intend to source out and negotiate with manufacturers and distributors to offer their products for sale on our website either directly or via a direct link to their websites.  In addition, we intend to locate and negotiate relationships with some manufacturers and distributors to offer their products on a more exclusive basis.  We have identified three potential suppliers however we have not entered into any agreements with the suppliers until such time as we successfully complete our public offering.  We have not requested any agreements because if we do not complete this public distribution we will not be starting our operations.  There is no assurance we will ever enter into a binding agreement with any of the potential suppliers.  We anticipate that terms of the agreements with the suppliers will be very simple.  The supplier will be paid by us prior to shipment.  We will not order any products unless our customer has paid us in full prior to placing our order with the supplier.  We will require our customer to pay us before we pay the supplier.  We will place the order and direct the supplier to ship directly to the customer.  The cost of insurance and shipping will be included in the price we pay the supplier for the product.  Based upon our cost, we will mark up the cost to the customer.  Zoltan Nagy our sole officer and director identified these suppliers.

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

-
Revenues will be generated by fees received from the purchase of the equipment.  We will be able to link our customers to the manufacturer's website directly from our site and we would be paid a fee for directing the traffic that result in sales;

-	We plan to offer banner advertising on our website for new manufacturers hoping to launch new products;
-
Finally, we plan to earn revenues for special promotions to enable manufacturers to launch new products - we would sell "premium shelf space" on our website.  Premium shelf space will be eye appealing advertising space which will appear on the initial webpage of our Internet site.

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

Our industry is fragmented and regionalized.  Our competitive position within the industry is negligible in light of the fact that we have not started our operations.  Older, well established distributors of the products we intend to offer with records of success will attract qualified customers away from us.  Since we have not started operations, we cannot compete with them on the basis of reputation.  We do expect to compete with them on the basis of price and services in that we intend to be able to attract and retain customers by offering a breadth of tasteful product selection through our relationships with manufacturers and suppliers; offer attractive, competitive pricing; and, will be responsive to all our customers' needs.  We intend to offer the manufacturers' and distributors' access to our data base of customers that we hope to develop through our marketing and advertising campaign.

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

Acquisition and Drilling of Undeveloped Prospects

We have not pre-selected any prospects.  We have targeted Stafford County, Kansas.  Stafford County is located in north central Kansas.  The county seat for Stafford County is St. John.  Stafford County is an old producing area and production is found at shallow depths at approximately 1,500 to 2,000 feet.  With the fluctuation of oil prices over the last 50 years, many wells have been capped and plugged as a result of a drop in oil prices in the 1970s and 1980s.  We believe it would be economically advantageous to us to attempt to negotiate new leases with mineral owners and reopen old wells.  Mr. Nagy, our president, has not travelled to Stafford County, Kansas.  Oil and gas is not prevalent in the State of Washington and Washington can be said to be a non-producing state.

We may enter into agreements with major and independent oil and natural gas companies to drill and own interests in oil and natural gas properties.  We also may drill and own interests without such strategic partners.

It is anticipated that all prospects will be evaluated utilizing data provided to us, including well logs, production records and others' wells, seismic, geological and geophysical information, and such other information as may be available and useful.  In addition, prospects will be evaluated by petroleum engineers, geophysicists, and other technical consultants retained by us.

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

Prospects will be acquired pursuant to an arrangement in which we will acquire part of the working interest. For purposes of this prospectus, a working interest includes any interest, which is subject to some portion of the costs of development, operation or maintenance. This working interest will be subject to landowners' royalty interests and other royalty interests payable to unaffiliated third parties in varying amounts.  We may acquire less than 100% of the working interest in each prospect in which we participate.  We may sell or otherwise dispose of prospect interests or may retain a working interest in the prospects and participate in the drilling and development of the prospect.

In acquiring interests in leases, we may pay such consideration and make such contractual commitments and agreements as we deem fair, reasonable and appropriate. For purposes of this prospectus, the term "lease" means any full or partial interest in:

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

The operator's duties include testing formations during drilling, and completing the wells by installing such surface and well equipment, gathering pipelines, heaters, separators, etc., as are necessary and normal in the area in which the prospect is located. We will pay the drilling and completion costs of the operator as incurred, except that we are permitted to make advance payments to the operator where necessary to secure drilling rigs, drilling equipment and for other similar purposes in connection with the drilling operations. If the operator determines that the well is not likely to produce oil and/or natural gas in commercial quantities, the operator will plug and abandon the well in accordance with applicable regulations.

After drilling, the operator will complete each well deemed by it to be capable of production of oil or natural gas in commercial quantities. The depths and formations to be encountered in each well is unknown. We will monitor the performance and activities of the operator.

Production Phase of Operations

General.  Once a well is "completed" such that all surface equipment necessary to control the flow of, or to shut down, a well has been installed, including the gathering pipeline, production operations will commence. We will be responsible for selling oil and natural gas production. We will attempt to sell the oil and natural gas produced from a prospect on a competitive basis at the best available terms and prices. Domestic sales of oil will be at fair market prices. We will not make any commitment of future production that does not primarily benefit us.  We will sell natural gas discovered by it at spot market or negotiated prices domestically, based upon a number of factors, such as the quality of the natural gas, well pressure, estimated reserves, prevailing supply conditions and any applicable price regulations promulgated by the Federal Energy Regulatory Commission ("FERC").

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

Market for Oil and Gas Production

The market for oil and gas production is regulated by both the state and federal governments. The overall market is mature and with the exception of gas, all producers in a producing region will receive the same price. The major oil companies will purchase all crude oil offered for sale at posted field prices. There are price adjustments for quality difference from the Benchmark. Benchmark is Saudi Arabian light crude oil employed as the standard on which OPEC price changes have been based. Quality variances from Benchmark crude results in lower prices being paid for the variant oil. Oil sales are normally contracted with a purchaser, or gatherer as it is known in the industry, who will pick-up the oil at the well site. In some instances there may be deductions for transportation from the well head to the sales point. At this time the majority of crude oil purchasers do not charge transportation fees, unless the well is outside their service area. The service area is a geographical area in which the purchaser of crude oil will not charge a fee for picking upon the oil. The purchaser, or oil gatherer as it is called within the oil industry, will usually handle all check disbursements to both the working interest and royalty owners. We will be a working interest owner. By being a working interest owner, we are responsible for the payment of our proportionate share of the operating expenses of the well. Royalty owners and over-riding royalty owners receive a percentage of gross oil production for the particular lease and are not obligated in any manner whatsoever to pay for the costs of operating the lease. Therefore, we, in most instances, will be paying the expenses for the oil and gas revenues paid to the royalty and over-riding royalty interests.

Gas sales are by contract. The gas purchaser will pay the well operator 100% of the sales proceeds on or about the 25th of each and every month for the previous month's sales. The operator is responsible for all checks and distributions to the working interest and royalty owners. There is no standard price for gas. Prices will fluctuate with the seasons and the general market conditions. It is our intention to utilize this market whenever possible in order to maximize revenues. We do not anticipate any significant change in the manner production is purchased; however, no assurance can be given at this time that such changes will not occur.

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

Proposed Regulation.  Various legislative proposals are being considered in Congress and in the legislatures of various states, which, if enacted, may significantly and adversely affect the petroleum and natural gas industries. Such proposals involve, among other things, the imposition of price controls on all categories of natural gas production, the imposition of land use controls, such as prohibiting drilling activities on certain federal and state lands in protected areas, as well as other measures. At the present time, it is impossible to predict what proposals, if any, will actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals will have on our operations.  On December 19, 2007, President Bush signed into law the Energy Independence and Security Act ("EISA"), a law targeted at reducing national demand for oil and increasing the supply of alternative fuel sources.  While EISA does not appear to directly impact on our operations or cost of doing business, its impact on the oil and gas industry in general is uncertain.  No prediction can be made as to what additional legislation may be proposed, if any, affecting the competitive status of an oil and gas producer, restricting the prices at which a producer may sell its oil and gas or the market demand for oil and gas nor can it be predicted which proposals, including those presently under consideration, if any, might be enacted, nor when any such proposals, if enacted, might become effective.

The Kyoto Protocol to the United Nations Framework Convention on Climate Change became effective in February 2005 (the "Protocol"). Under the Protocol, participating nations are required to implement programs to reduce emissions of certain gases, generally referred to as greenhouse gases that are suspected of contributing to global warming. The United States is not currently a participant in the Protocol.  However, the U.S. Congress is considering proposed legislation directed at reducing greenhouse gas emissions. In addition, there has been support in various regions of the country for legislation that requires reductions in greenhouse gas emissions, and some states have already adopted legislation addressing greenhouse gas emissions from various sources, primarily power plants. The natural gas and oil industry is a direct source of certain greenhouse gas emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact our operations.  At this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business.

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

Phase 3.  Closing.  Final price negotiation will take place. Cash transfer and issuance of title opinions.  Tank gauging and execution of transfer orders.  The cost of Phase 3 cannot be estimated at this time and is entirely dependent upon negotiations with the seller and the seller's offering price for the property.

After closing has occurred, the newly acquired property will be turned over to us for possible work-overs or operational changes which will in our estimation increase each well's production.

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

Transportation and Production

Transportation and Sale of Oil and Natural Gas. We can make sales of oil, natural gas and condensate at market prices which are not subject to price controls at this time. The price that we receive from the sale of these products is affected by our ability to transport and the cost of transporting these products to market. Under applicable laws, the Federal Energy Regulatory Commission ("FERC") regulates:

-	the construction of natural gas pipeline facilities, and
-	the rates for transportation of these products in interstate commerce.

Our possible future sales of natural gas are affected by the availability, terms and cost of pipeline transportation. The price and terms for access to pipeline transportation remain subject to extensive federal and state regulation. Several major regulatory changes have been implemented by Congress and the FERC from 1985 to the present. These changes affect the economics of natural gas production, transportation and sales. In addition, the FERC is continually proposing and implementing new rules and regulations affecting these segments of the natural gas industry that remain subject to the FERC's jurisdiction. The most notable of these are natural gas transmission companies.

The FERC's more recent proposals may affect the availability of interruptible transportation service on interstate pipelines. These initiatives may also affect the intrastate transportation of gas in some cases. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry. These initiatives generally reflect more light-handed regulation of the natural gas industry. The ultimate impact of the complex rules and regulations issued by the FERC since 1985 cannot be predicted. In addition, some aspects of these regulatory developments have not become final but are still pending judicial and FERC final decisions. We cannot predict what further action the FERC will take on these matters. However, we do not believe that any action taken will affect it much differently than it will affect other natural gas producers, gatherers and marketers with which we might compete against.

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

Regulation of Drilling and Production. Our proposed drilling and production operations are subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. Among other matters, these statutes and regulations govern:

-	the amounts and types of substances and materials that may be released into the environment,
-	the discharge and disposition of waste materials,
-	the reclamation and abandonment of wells and facility sites, and
-	the remediation of contaminated sites,

and require:

-	permits for drilling operations,
-	drilling bonds, and
-	reports concerning operations.

Kansas law contains:

-	provisions for the unitization or pooling of oil and natural gas properties,
-	the establishment of maximum rates of production from oil and natural gas wells, and
-	the regulation of the spacing, plugging and abandonment of wells.

Environmental Regulations

General. Our operations are affected by the various state, local and federal environmental laws and regulations, including the:

-	Clean Air Act,
-	Oil Pollution Act of 1990,
-	Federal Water Pollution Control Act,
-	Resource Conservation and Recovery Act ("RCRA"),
-	Toxic Substances Control Act, and
-	Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA").

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

The Clean Air Act requires or will require most industrial operations in the United States to incur capital expenditures in order to meet air emission control standards developed by the EPA and state environmental agencies. Although no assurances can be given, we believe the Clean Air Act requirements will not have a material adverse effect on our financial condition or results of operations.

RCRA is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either:

-	a "generator" or "transporter" of hazardous waste, or
-	an "owner" or "operator" of a hazardous waste treatment, storage or disposal facility.

At present, RCRA includes a statutory exemption that allows oil and natural gas exploration and production wastes to be classified as non-hazardous waste. As a result, we will not be subject to many of RCRA's requirements because its operations will probably generate minimal quantities of hazardous wastes.

CERCLA, also known as "Superfund", imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include:

-	the "owner" or "operator" of the site where hazardous substances have been released, and
-	companies that disposed or arranged for the disposal of the hazardous substances found at the site.

CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of our ordinary operations, we could generate waste that may fall within CERCLA's definition of a "hazardous substance". As a result, We may be liable under CERCLA or under analogous state laws for all or part of the costs required to clean up sites at which such wastes have been disposed.

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

Company's Office

Our principal executive office is located at 1361 Peltier Drive, Point Roberts, Washington 98281.  Our telephone number is (403) 399-3132 and our registered agent for service of process is the National Registered Agents Inc. of NV, located at 1000 East William Street, Suite 204, Carson City, Nevada 89701. Our fiscal year end is April 30.

Employees

We are a start-up stage company and currently have no employees other than our sole officer and director.  We have no employment agreements with our sole officer and director.  Our officer and sole director has decided that he will only devote 10% of his time or four hours per week to our operations and as a result our operations may be sporadic and occur at times which are convenient to him.  Since he has no experience in oil and gas operations, he intends to hire at least one person who has experience in operating oil and gas leases.  The additional employee will not be hired until such time as we are ready to acquire an oil and gas lease.  He will hire an additional person until we raise additional capital to support the employment of such individual.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

None.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any litigation.

ITEM 4.                          MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as id and offer quotes, a dealers spread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers' duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers' rights and remedies in cases of fraud in penny stock transactions; and, FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

Status of Our Public Offering

On October 29, 2013, our Form S-1 registration statement (SEC file no. 333-189839) was declared effective by the SEC.  On November 15, 2013, our shares were spun off by Starflick.com to its shareholders of record.

ITEM 6.                     SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

This section of this annual report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

Results of Operations

From Inception on April 24, 2013

Operations since inception consisted of the spin off our proposed oil and gas business and preparation of our registration statement.

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

On November 15, 103, Starflick.com spun-off 120,850,000 shares of common stock pursuant to our registration statement in a public offering.  The spin-off did not raise any capital.

As of April 30, 2014, our total assets were 1 and our total liabilities were $46,544.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BLACK ROCK PETROLEUM COMPANY

Index to Financials

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Black Rock Petroleum Company
Point Roberts, Washington

We have audited the accompanying balance sheet of Black Rock Petroleum (the "Company") as of April 30, 2014 and 2013 and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black Rock Petroleum Company as of April 30, 2014 and 2013, and the results of its operations, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP
MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

August 20, 2014

Index to Financials

BLACK ROCK PETROLEUM COMPANY
Balance Sheets

	April 30	April 30
	2014	2013
	$	$
ASSETS
Current Assets
Cash and cash equivalents	1	100

Total Assets	1	100

LIABILITIES AND SHAREHOLDER DEFICIT

Current liabilities
Accounts payable and accrued liabilities	27,658	12,650
Due to related parties	18,886	13,100
Total Liabilities	46,544	25,750

Stockholder's deficit

Preferred stock ($.00001 par value, 100,000,000 shares authorized; 0 shares issued and outstanding as of July 31, 2014 and April 30, 2014)	__	__

Common stock ($.00001 par value, 200,000,000 shares authorized; 120,850,000 shares issued and outstanding as of April 30, 2014 and 2013)	1,209	1,209
Subscription receivable from related party	(1,088)	(1,209)
Accumulated Deficit	(46,664)	(25,650)
TOTAL EQUITY	(46,543)	(25,650)

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	1	100

The accompanying notes are an integral part of these financial statements.

Index to Financials

BLACK ROCK PETROLEUM COMPANY
Statements of Operations

		Period
	Year Ended	from April 24 (Inception) through
	April 30	April 30
	2014	2013
	$	$
Expenses
Accounting and legal	9,014	24,650
Rent	12,000	1,000

Net Loss from operations	(21,014)	(25,650)

Net Loss for period	(21,014)	(25,650)

Basic and diluted loss per share	(0.00)	(0.00)

Weighted average number of common shares outstanding
Basic and diluted	120,850,000	120,850,000

The accompanying notes are an integral part of these financial statements.

Index to Financials

BLACK ROCK PETROLEUM COMPANY
Statement of Stockholder Deficit
For the period from April 24, 2013 (Inception) to April 30, 2014

	Preferred stock		Common stock		Additional paid-in	Share subscriptions	Retained earnings	Total stockholder's equity
	Shares	Amount	Shares	Amount	Capital	receivable	(deficit)	(deficiency)

Issuance of common stock on April 24, 2013	-	$-	120,850,000	$1,209	$-	$-	$-	$1,209

Net Loss							$(25,650)	$(25,650)

Balance April 30, 2013	-	$-	120,850,000	$1,209	$-	$(1,209)	$(25,650)	$(25,650)

Net Loss							$(21,014)	$(21,014)

Subscription Payment						$121		$121

Balance April 30, 2014	-	$-	120,850,000	$1,209	$-	$(1,088)	$(46,664)	$(46,543)

The accompanying notes are an integral part of these financial statements

Index to Financials

BLACK ROCK PETROLEUM COMPANY
Statements of Cash Flows

	Year	Period from April 24 (Inception)
	Ended	through
	April 30	April 30
	2014	2013
	$	$
Cash flows from operating activities

Net income (Loss)	(21,014)	(25,650)
Changes in non-cash working capital
Accounts payable and accrued liabilities	15,008	12,650

Net cash used in operating activities	(6,006)	(13,000)

Cash flows from financing activities
Proceeds from issuance of 120,850,000 common shares		1,209
Due to related parties	5,786	13,100
Proceeds from subscription receivable	121	(1,209)
Net cash provided by financing activities	5,907	13,100

Increase (Decrease) in cash and cash equivalents	(99)	100

Cash and cash equivalents, beginning of period	100	-

Cash and cash equivalents, end of period	1	100

The accompanying notes are an integral part of these financial statements.

Index to Financials

BLACK ROCK PETROLEUM COMPANY
Notes to the Financial Statements

1.  NATURE OF BUSINESS

Black Rock Petroleum Company was formed on April 24, 2013 in Nevada. The Company has not commenced our planned principal operations. We have not generated any operating revenues to date.

2.  GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred net loss of $46,543 through April 30, 2014. The Company has not generated any operating revenues to date and existence is dependent upon management's ability to develop profitable operations. These conditions raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

3.  SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with an original maturity of three months or less. As at April 30, 2014 cash and cash equivalents consist of only cash.

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

Index to Financials

BLACK ROCK PETROLEUM COMPANY
Notes to the Financial Statements

Comprehensive Income

We adopted ASC 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  We are disclosing this information on our Statement of Stockholders' Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.  We have no elements of "other comprehensive income" for the year ended April 30, 2014.

4.  RECENT ACCOUNTING PRONOUNCEMENTS

The company has limited operations and is considered to be in the development stage. In the year ended April 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

5.  DUE TO DIRECTOR

During the initial period ended April 30, 2013, the Company incurred $24,650 of accounting and legal expense, of which, $12,100 was paid by the sole director of the company.  As at April 30, 2013, the above noted $12,100 has been included in due to director.

The Company also incurred $1,000 of rent expense which was paid by the sole director of the company.  As at April 30, 2013, the above noted $1,000 has been included in due to director.

During the year ended April 30, 2014, the director paid for some of the company's expenses.

As at April 30, 2014 $18,886 was due to director.  The amount due to director was unsecured, non-interest bearing and due on demand.

6.  PREFERRED AND COMMON STOCK

We have 200,000,000 shares of common stock authorized at par value of $0.00001 per share.  All shares of stock are non-assessable and non-cumulative, with no pre-emptive rights.

On April 24, 2013, the Company issued 120,850,000 shares of common stock for the consideration amount of $1,209 to the parent company, Starflick.Com Incorporated.

As at April 30, 2014, the amount of $1,088 is still due from the parent company, Starflick.Com Incorporated and has been included in share subscription receivable.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to April 30, 2014, included in this report have been audited by MaloneBailey, LLP, as set forth in this annual report.

ITEM 9A.               CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of April 30, 2014, the Company's internal control over financial reporting was effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2014 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our sole director will serve until his successor is elected and qualified. Our sole officer is elected by the board of directors to a term of one (1) year and serves until his or his successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)

Zoltan Nagy	48	president, principal executive officer, principal financial
1361 Peltier Drive		officer, principal accounting officer, secretary, treasurer
Point Roberts, Washington 98281		and sole member of the board of directors

The person named above has held his offices/positions since inception of our company and is expected to hold his offices/positions until the next annual meeting of our stockholders.

Background of Our Sole Officer and Director

Since April 24, 2013, our inception, Zoltan Nagy has been our president, secretary, treasurer, principal financial officer, principal accounting officer and sole member of our board of directors.  Since March 24, 2011, Mr. Nagy has been president, secretary, treasurer, principal financial officer, principal accounting officer and sole member of our board of directors of Starflick.com our parent corporation.  From August 30, 2007 to April 27, 2011, Mr. Nagy was president, chief executive officer, treasurer, secretary and a director of Raptor Technology Group, Inc., a Nevada corporation whose common stock is traded on the Bulletin Board under the symbol RAPT.  Raptor Technology Group, Inc. is engaged in the business of fabrication of equipment.  The foregoing positions constituted Mr. Nagy's principal occupations and employment during the past five years.

Involvement in Certain Legal Proceedings

During the past ten years, Mr. Nagy has not been the subject of the following events:

1.	A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

i)	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;
ii)	Engaging in any type of business practice; or
iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.	The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.	Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.	Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.	Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

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

Conflicts of Interest

The only conflict that we foresee are that our sole officer and director will devote time to projects that do not involve us or are related in any manner to the film industry.

Audit Committee and Charter

We have a separately-designated audit committee of the board.  Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter is filed as Exhibit 99.1 to this report.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as Exhibit 14.1 to this report.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.  A copy of the disclosure committee charter is filed as Exhibit 99.2 to this report.

Section 16(a) of the Securities Exchange Act of 1934

As of the date of this report, we are not subject to Section 16(a) of the Securities Exchange Act of 1934, which requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.

ITEM 11.                EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last two fiscal years ending April 30 for our sole officer. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Change in
Pension Value &
Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position [1]	Year	($)	($)	($)	($)	(S)	($)	($)	($)

Zoltan Nagy	2014	0	0	0	0	0	0	0	0
President	2013	0	0	0	0	0	0	0	0

We have no employment agreements with our sole officer. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.  Further, no compensation has been paid subsequent to April 30, 2014.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole officer and director other than as described herein.

Compensation of Directors

The sole member of our board of directors is not compensated for his services as a director. The board has not implemented a plan to award options to our directors. There are no contractual arrangements with our sole director. We have no director's service contracts.  The following table sets forth compensation paid to our sole director from inception on April 24, 2013 to our year end on April 30, 2014.  Since that time we have not paid any compensation to Mr. Nagy either as an executive officer or as a director.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in Pension
Value &
Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Zoltan Nagy	0	0	0	0	0	0	0

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, as amended, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the date of this annual report, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in our public offering. The stockholders listed below have direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address	Number of	Percentage
Beneficial Ownership [1]	Shares	of Ownership
Zoltan Nagy	100,000,000	82.75%
1361 Peltier Drive
Point Roberts, WA 98281

All Officers and Directors as a Group	100,000,000	82.75%
(1 person)

[1]	The person named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings. Mr. Nagy is the only "promoter" of our company.

Future sales by existing stockholders

The 120,850,000 shares of common stock were issued in our spin-off, 20,850,000 will be immediately resalable and 100,000,000 owned by Mr. Nagy will be restricted securities and may only be resold pursuant to an effective registration statement, Rule 144 not being available for the resale of Mr. Nagy's shares, since we are deemed a shell company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On April 25, 2013, the board of directors of Starflick.com approved the spin-off of 120,580,000 restricted shares of common stock to shareholders of Starflick.com on a pro rata basis, each shareholder of Starflick.com receiving 20 shares of common stock of Black Rock Petroleum Company for each one share of Starflick.com owned by said shareholder.  Starflick.com is controlled by Zoltan Nagy and he will receive 100,000,000 restricted shares of common stock of Black Rock Petroleum Company upon the occurrence of the spin-off.  Mr. Nagy is the sole officer and director of both Starflick.com and Black Rock Petroleum Company.

From inception (April 24, 2013) to April 30, 2014, we incurred $33,664 for accounting and legal expenses and $13,000 for rent, of which, $18,886 was paid by Zoltan Nagy, our sole officer and director.  As at April 30, 2014, the above noted $18,886 has been included in the amount due Mr. Nagy. The amount due Mr. Nagy is unsecured, non-interest bearing and due on demand.

From inception (April 24, 2013) to April 30, 2014, Mr. Nagy loaned us $0 as deposit to open a bank account.  [The loan of $121 has been converted to payment for shares on behalf of Starflick.]

ITEM 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)               Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2014	$7,550	MaloneBailey, LLP
2013	$4,000	MaloneBailey, LLP

(2)               Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2014	$0	MaloneBailey, LLP
2013	$0	MaloneBailey, LLP

(3)               Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2014	$0	MaloneBailey, LLP
2013	$0	MaloneBailey, LLP

(4)               All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2014	$0	MaloneBailey, LLP
2013	$0	MaloneBailey, LLP

(5)               Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)               The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

PART IV

ITEM 15.                          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation.	S-1	7/08/13	3.1

3.2	Bylaws.	S-1	7/08/13	3.2

3.3	Amended Articles of Incorporation.	S-1	7/08/13	3.3

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.				X

99.2	Disclosure Committee Charter.				X

101.INS	XBRL Instance Document.	10-K	8/21/14	101.INS

101.SCH	XBRL Taxonomy Extension – Schema.	10-K	8/21/14	101.SCH

101.CAL	XBRL Taxonomy Extension – Calculations.	10-K	8/21/14	101.CAL

101.DEF	XBRL Taxonomy Extension – Definitions.	10-K	8/21/14	101.DEF

101.LAB	XBRL Taxonomy Extension – Labels.	10-K	8/21/14	101.LAB

101.PRE	XBRL Taxonomy Extension – Presentation.	10-K	8/21/14	101.PRE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of September, 2014.

BLACK ROCK PETROLEUM COMPANY

BY:	ZOLTAN NAGY
Zoltan Nagy
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

ZOLTAN NAGY	President, Principal Executive Officer,	September 15, 2014
Zoltan Nagy	Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors

EXHIBIT INDEX

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation.	S-1	7/08/13	3.1

3.2	Bylaws.	S-1	7/08/13	3.2

3.3	Amended Articles of Incorporation.	S-1	7/08/13	3.3

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.				X

99.2	Disclosure Committee Charter.				X

101.INS	XBRL Instance Document.	10-K	8/21/14	101.INS

101.SCH	XBRL Taxonomy Extension – Schema.	10-K	8/21/14	101.SCH

101.CAL	XBRL Taxonomy Extension – Calculations.	10-K	8/21/14	101.CAL

101.DEF	XBRL Taxonomy Extension – Definitions.	10-K	8/21/14	101.DEF

101.LAB	XBRL Taxonomy Extension – Labels.	10-K	8/21/14	101.LAB

101.PRE	XBRL Taxonomy Extension – Presentation.	10-K	8/21/14	101.PRE