Form 10-Q
period 2014-10-31
Black Rock Petroleum Co
filed 2014-12-12
CIK 1580095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number   000-55281

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 9, 2014, there were 120,850,000 shares of the registrant's $0.00001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS.

BLACK ROCK PETROLEUM COMPANY
Balance Sheets
(Unaudited)

	October 31	April 30
	2014	2014
	$	$

ASSETS

Current Assets

Cash and cash equivalents	1	1

Total Assets	1	1

LIABILITIES AND SHAREHOLDER DEFICIENCY

Current liabilities

Accounts payable and accrued liabilities	33,128	27,658
Due to related parties	34,210	18,886
Total Liabilities	67,338	46,544

Stockholders' Deficiency

Share capital
Authorized: 100,000,000 preferred shares, par value $0.00001 200,000,000 common shares, par value $0.00001
Issued and outstanding: Nil preferred shares 120,850,000 common shares	1,209	1,209
Subscription receivable from related party	(1,088)	(1,088)
Accumulated deficit	(67,458)	(46,664)

TOTAL SHAREHOLDERS' DEFICIENCY	(67,337)	(46,543)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	1	1

The accompanying notes are an integral part of these unaudited financial statements.

BLACK ROCK PETROLEUM COMPANY
Statements of Operations
(Unaudited)

	Six months	Six months	Three months	Three months
	Ended	Ended	Ended	Ended
	October 31	October 31	October 31	October 31
	2014	2013	2014	2013
	$	$	$	$

Expenses

Accounting and legal	13,020	2,683	10,115	1,650

Rent	6,000	6,000	3,000	3,000

Stock management fees	1,774	-	1,087	-

Earnings (Loss) from operations	(20,794)	(8,683)	(14,202)	(4,650)

Net Loss and comprehensive loss for the period	(20,794)	(8,683)	(14,202)	(4,650)

Basic and diluted loss per share	(0)	(0)	(0)	(0)

Weighted average number of common shares outstanding

Basic and diluted	120,850,000	120,850,000	120,850,000	120,850,000

The accompanying notes are an integral part of these unaudited financial statements.

BLACK ROCK PETROLEUM COMPANY
Statements of Cash Flows
(Unaudited)

	Six months	Six months
	Ended	Ended
	October 31	October 31
	2014	2013
	$	$

Cash flows from operating activities

Net Loss	(20,794)	(8,683)

Changes in non-cash working capital
Accounts payable and accrued liabilities	5,470	4,133

Net cash (used) provided by operating activities	(15,324)	(4,550)

Cash flows from financial activities

Due to related parties	15,324	4,450
Subscriptions received	-	121

Net cash provided by financing activities	15,324	4,571

Increase (Decrease) in cash and cash equivalents	-	21

Cash and cash equivalents, beginning of period	1	100

Cash and cash equivalents, end of period	1	121

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

In the quarter ended October 31, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

2.  GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.   As shown in the accompanying financial statements, the Company has incurred a net loss of ($67,458) through October 31, 2014. The Company has sustained losses and additional equity financing will be required by the Company to fund its development activities and to support operations. However, there is no assurance that the Company will be able to obtain additional financing. The Company has not generated any operating revenues to date. Furthermore, the Company's existence is dependent upon management's ability to develop profitable operations. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

3.  RELATED PARTY

During the six months ended October 31, 2014, the director paid for some of the company's expenses.

As at October 31, 2014, $34,210 was due to director. The amount due to director was unsecured, non-interest bearing and due on demand.

4.  EQUITY

On April 24, 2013, the Company issued 120,850,000 shares of common stock for the consideration amount of $1,209 to the parent company, Starflick.com.

As at October 31, 2014, the amount of $1,088 is still due from the parent company, Starflick.com and has been included in due from related parties.

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

The foregoing figures are tailored for drilling wells in Stafford County, Kansas.  Our sole officer and director, Mr. Zoltan Nagy obtained his information consulting with drilling contractors, operators, and pumpers located in Stafford County, Kansas.

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

Mr. Nagy is willing to advance funds to us on an as needed basis until such time as we can sustain our operations without his assistance.  At the present time, we have not made any arrangements to raise additional cash, other than through as described herein. If we need additional cash and can't raise or Mr. Nagy will not advance the same, we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

Starflick.com spun-off 120,850,000 shares of our common stock pursuant to our registration statement in a public offering.  The spin-off did not raise any capital.

As of October 31, 2014, our total assets were $1 and our total liabilities were $67,338.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.                    CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS.

None.

ITEM 1A.              RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of December, 2014.

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