Form 10-Q
period 2015-01-31
Black Rock Petroleum Co
filed 2015-03-17
CIK 1580095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number   000-55281

BLACK ROCK PETROLEUM COMPANY
(Exact name of registrant as specified in its charter)

Nevada
(State of incorporation)

1361 Peltier Drive
Point Roberts, Washington   98281
(Address of principal executive offices)

(403) 708-2523
(Registrant's telephone number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [X]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 11, 2015, there were 120,850,000 shares of the registrant's $0.00001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

BLACK ROCK PETROLEUM COMPANY
Balance Sheets
(Unaudited)

	Jan 31	Apr 30
	2015	2014
	$	$
ASSETS

Current Assets
Cash and cash equivalents	1	1

	1	1

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	36,994	27,658
Due to related parties	37,860	18,886
Total Liabilities	74,854	46,544

Stockholders' Deficit
Share capital
Authorized: 100,000,000 preferred shares, par value $0.00001 200,000,000 common shares, par value $0.00001

Issued and outstanding: Nil preferred shares 120,850,000 common shares	1,209	1,209
Subscription receivable from related party	(1,088)	(1,088)

Accumulated deficit	(74,974)	(46,664)
Total Shareholders' deficit	(74,853)	(46,543)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	1	1

The accompanying notes are an integral part of these unaudited financial statements

BLACK ROCK PETROLEUM COMPANY
Statements of Operations
(Unaudited)

	Nine months	Nine months	Three months	Three months
	Ended	Ended	Ended	Ended
	January 31	January 31	January 31	January 31
	2015	2014	2015	2014
	$	$	$	$
Expenses

Accounting and legal	16,911	5,853	3,891	3,170

Rent	9,000	9,000	3,000	3,000

Stock management fees	2,399	-	625	-

Earnings (Loss) from operations	(28,310)	(14,853)	(7,516)	(6,170)

Net loss and comprehensive loss for the period	(28,310)	(14,853)	(7,516)	(6,170)

Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding

Basic and diluted	120,850,000	120,850,000	120,850,000	120,850,000

The accompanying notes are an integral part of these unaudited financial statements.

BLACK ROCK PETROLEUM COMPANY
Statement of Cash Flows
(Unaudited)

	Nine months	Nine months
	Ended	Ended
	January 31	January 31
	2015	2014
	$	$
Cash flows from operating activities

Net Loss	(28,310)	(14,853)

Changes in non-cash working capital
Accounts payable and accrued liabilities	9,336	9,853
Net Cash used by operating activities	(18,974)	(5,000)

Cash flows from financial activities
Due to related parties	18,974	4,901
Net Cash provided by financing activities	18,974	4,901

Increase (Decrease) in cash and cash equivalents	-	(99)

Cash and cash equivalents, beginning of period	1	100

Cash and cash equivalents, end of period	1	1

The accompanying notes are an integral part of these unaudited financial statements.

BLACK ROCK PETROLEUM COMPANY
Notes to the Financial Statements
(Unaudited)

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

In the quarter ended January 31, 2015, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Reclassifications - Certain prior year amounts have been reclassified to conform with the current year presentation.

2.  GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.   As shown in the accompanying financial statements, the Company has incurred a net loss of ($74,974) through January 31, 2015. The Company has sustained losses and additional equity financing will be required by the Company to fund its development activities and to support operations. However, there is no assurance that the Company will be able to obtain additional financing. The Company has not generated any operating revenues to date. Furthermore, the Company's existence is dependent upon management's ability to develop profitable operations. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

3.  RELATED PARTY

During the nine months ended January 31, 2015, the director paid for some of the company's expenses.

At January 31, 2015 $37,860 was due to director.  The amount due to director was unsecured, non-interest bearing and due on demand.

4.  EQUITY

On April 24, 2013, the Company issued 120,850,000 shares of common stock for the consideration amount of $1,209 to the former parent company, Starflick.com.

As at January 31, 2015, the amount of $1,088 is still due from our former parent company, Starflick.com.

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

As of January 31, 2015, our total assets were $1 and our total liabilities were $74,854.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.          CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are ineffective. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of March, 2015.

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