Form 10-K
Black Rock Petroleum Co
filed 2015-08-10
CIK 1580095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 2015

Commission File Number:   000-55281

BLACK ROCK PETROLEUM COMPANY
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

1361 Peltier Drive
Point Roberts, Washington   98281
(Address of principal executive offices, including zip code.)

(403) 397-3035
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]   NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of November 30, 2014: $0.01.

As of August 6, 2015, 120,850,000 shares of the registrant's common stock were outstanding.

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

We will be in this market with the added function of seeking out the cheapest equipment that will do the job.

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

Milestones

The following are our milestones:

We have been very dynamic in adapting to the economic landscape of its primary nature of business. In the first 3 quarters from the point it its inception, its target was to acquire and resell petroleum products within the continental United States. During that period oil and oil products were in high production and was reflected in the oil extraction efforts throughout the USA and was further reflected in the high oil price per barrel. Since the peak of 2014, there has been scaling back of production as the world economy has scaled back to conservation levels in fear of recession and competing production in Arab nations which further drove down the price of oil. As a result, the Company has pivotted its direction and nature of business accordingly the Company had immediately reacted by looking for potential targets oil fields to buy / acquire and wait out the over-reaction to the oil over-abundance, and anticipate that the oil fields that it would have acquired would soon again become targets for takeover. At that point in time, in Summer 2014, the Company was in the mode to acquire to later resell those claims and drilling rights for a high profit. The Company gave itself 3 quarter-periods to attain its target. In the course of 15 months, the Company has vetted over 6 serious proposals for acquisitions or potential mergers but has needed to rescind these proposals due to the ailing oil, and mineral extraction and processing market and due to the low commodity prices of them, respectively.

It had become evident that the hard economic environment had negatively impacted the advertisement of potential business opportunities of this class and caliper (that is junior exploration, small to medium-cap ventures) .

Due to the scarcity of quality proposals and claims and drilling rights, the Company had been very proactive, and considerate of its shareholders, to pivot its nature of business again.  Recently, in Spring and Summer 2015, the Company's management, now well-versed and educated in a myriad of commodity markets, has decided to add technology to aid in sourcing right candidates to merge / acquire / buy / joint-venture. The company was actively seeking a technology firm, Avatele Group. Avatele Group has built a technology platform that caters to connect businesses with other businesses or business-person which are in need or offering business product , joint-venture propositions, mining equipment. Rather than each company seeking out their own prospects, The Company would invest in a platform which brings a transparent and central Internet platform that every like-minded business owner can search and find their own connection.

The technology is felt to have been spec'd out due to necessity spurred by the recent hard economic times and hard to find business deals in the 2014/2015 global economic crisis. This venture is in hopes to help the Company find its own next joint-venture, acquisition, merger, purchase, as well as aid other businesses in search or offering that as well.

In Summer of 2015 an agreement to license and eventually purchase of Avatele's business 2 business connection platform has been established. Both companies shall work together to build this platform so that it can be a) a tool to find a good business proposition for the company, and b) acts as a supplemental, subsidiary online business, and c) a facet to extra income , and d) a facet to establish new connections that would otherwise be lost or never made. The Company is actively working with Avatele to create specifications and eventually launch the website and perform a marketing campaign to promot the site. This is considered to be substantial and the Company's current ongoing concern.

The compensation for this platform is for 30,000,000 shares of common class stock, designated to Avatele and associates of Avatele (such as project managers, contractors, and affiliate technology firms relating to developing and launching the platform).

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

Results of Operations

From Inception on April 24, 2013

The former parent corporation, Starflick.com caused its sole officer and director, Zoltan Nagy, to advance the legal and accounting fees of $41,004.00 for filings and incurred cost relating to the registration statement for this issuance, from inception to present day. We are obligated to repay Mr. Nagy said amount. The amount is not evidenced by any written documentation. The balance outstanding is non-interest bearing and is due on demand. Mr. Nagy does not intend to demand repayment until such time as we are able to pay the balance due.

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

On November 15, 2013, Starflick.com spun-off 120,850,000 shares of common stock pursuant to our registration statement in a public offering.  The spin-off did not raise any capital.

As of April 30, 2015, our total assets were $86 and our total liabilities were $81,146.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BLACK ROCK PETROLEUM COMPANY

Index to Financials

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Black Rock Petroleum Company

We have audited the accompanying balance sheets of Black Rock Petroleum Company as of April 30, 2015 and 2014, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years ended April 30, 2015 and 2014. Black Rock Petroleum Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black Rock Petroleum Company as of April 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years ended April 30, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations and negative operating cash flows which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
August 10, 2015

Index to Financials

BLACK ROCK PETROLEUM COMPANY
Balance Sheets

	April 30	April 30
	2015	2014
	$	$

ASSETS

Current Assets
Cash and cash equivalents	86	1
Total current assets	86	1

TOTAL ASSETS	86	1

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	40,142	27,658
Due to related parties	41,004	18,886
Total current liabilities	81,146	46,544

Stockholders' equity (Deficiency)
Share capital
Authorized: 100,000,000 preferred shares, par value $0.00001 200,000,000 common shares, par value $0.00001 Issued and outstanding: Nil preferred shares 120,850,000 common shares	1,209	1,209
Subscription receivable from related party	-	(1,088)

Accumulated deficit	(82,269)	(46,664)
Total stockholders' equity (deficit)	(81,060)	(46,543)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	86	1

The accompanying notes are an integral part of these financial statements.

Index to Financials

BLACK ROCK PETROLEUM COMPANY
Statements of Operations

	Year	Year
	Ended	Ended
	April 30	April 30
	2015	2014
	$	$

Expenses
Accounting and legal	20,061	9,014
Rent	12,000	12,000
Stock Management Fees	3,544	-

Loss from operations	(35,605)	(21,014)

Net loss	(35,605)	(21,014)

Basic and diluted loss per share	(0.00)	(0.00)

Weighted average number of common shares outstanding
Basic and diluted	120,850,000	120,850,000

The accompanying notes are an integral part of these financial statements.

Index to Financials

BLACK ROCK PETROLEUM COMPANY
Statement of Stockholder's Equity (Deficiency)

								Total
						Share		stockholder's
	Preferred stock		Common stock		Additional	subscriptions	Accumulated	equity
	Shares	Amount	Shares	Amount	paid-in capital	receivable	deficit	(deficiency)

Balance April 30, 2013	-	$-	120,850,000	$1,209	$-	$(1,209)	$(25,650)	$(25,650)

Net loss	-	-	$-	$-	$-	$-	$(21,014)	$(21,014)

Subscription payment	-	-	$-	$-	$-	$121	$-	$121

Balance April 30, 2014	-	$-	120,850,000	$1,209	$-	$(1,088)	$(46,664)	$(46,543)

Net loss	-	-	$-	$-	$-	$-	$(35,605)	$(35,605)

Subscription payment	-	-	$-	$-	$-	$1,088	$-	$1,088

Balance April 30, 2015	-	$-	120,850,000	$1,209	$-	$-	$(82,269)	$(81,060)

The accompanying notes are an integral part of these financial statements.

Index to Financials

BLACK ROCK PETROLEUM COMPANY
Statements of Cash Flows

	Year	Year
	Ended	Ended
	April 30	April 30
	2015	2014
	$	$

Cash flows from operating activities

Net income (Loss)	(35,605)	(21,014)

Changes in non-cash working capital
Accounts payable and accrued liabilities	12,484	15,008
Net cash used in operating activities	(23,121)	(6,006)

Cash flows from financing activities

Proceeds from subscription receivable	1,088	121
Proceeds from related parties	22,118	5,786
Net cash used in financing activities	23,206	5,907

Increase (Decrease) in cash and cash equivalents	85	(99)

Cash and cash equivalents, beginning of period	1	100

Cash and cash equivalents, end of period	86	1

SUPPLEMENTAL CASHFLOW INFORMATION

Cash paid for interest	-	-
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these financial statements.

Index to Financials

BLACK ROCK PETROLEUM COMPANY
Notes to the Financial Statements

1.                  INCORPORATION AND CONTINUANCE OF OPERATIONS

Black Rock Petroleum Company was formed on April 24, 2013 under the laws of the State of Nevada. We have not commenced our planned principal operations.  The Company's fiscal year end is April 30.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have incurred operating losses and require additional funds to maintain our operations. Management's plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

We have not generated any operating revenues to date.

2.                   GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($82,269) through April 30, 2015. The Company has sustained losses and additional equity financing will be required by the Company to fund its development activities and to support operations. However, there is no assurance that the Company will be able to obtain additional financing. The Company has not generated any operating revenues to date. Furthermore, the Company's existence is dependent upon management's ability to develop profitable operations. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

3.                   SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

As at April 30, 2015 cash and cash equivalents consist of only cash. Cash equivalents are highly liquid investments with an original maturity of three months or less.

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

Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding during the period. We have adopted ASC 260, "Earnings Per Share". Diluted loss per share for the year ended April 30, 2015 and 2014 is equivalent to basic loss per share as there was no potential dilutive equity instruments.

Index to Financials

BLACK ROCK PETROLEUM COMPANY
Notes to the Financial Statements

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
We did not grant any stock options during the year ended April 30, 2015 and 2014.

Comprehensive Income

We adopted ASC 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. We are disclosing this information on our Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. We have no elements of "other comprehensive income" for the year ended April 30, 2015 and 2014.

Recent Accounting Pronouncements

The company has limited operations and is considered to be in the development stage. In the year ended April 30, 2015, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

4.                   DUE TO RELATED PARTY

During the year ended April 30, 2015, the director paid for some of the company's expenses.

As at April 30, 2015 $41,004 was due to director. The amount due to director was unsecured, non-interest bearing and due on demand.

The amount of $1,088 which was due from Starflick.Com Incorporated for the Subscription Receivable has been offset against some of the balance due to director.

Index to Financials

BLACK ROCK PETROLEUM COMPANY
Notes to the Financial Statements

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

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to April 30, 2015, included in this report have been audited by MaloneBailey, LLP, as set forth in this annual report.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were not effective as of the end of the period covered by this report because of a lack of an independent audit committee and a lack of segregations of duties.

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of April 30, 2015, the Company's internal control over financial reporting was not effective as follows: (1) limited or lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function and, (2) no independent directors.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2015 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Background of Our Sole Officer and Director

Since April 24, 2013, our inception, Zoltan Nagy has been our president, secretary, treasurer, principal financial officer, principal accounting officer and sole member of our board of directors.  Since March 24, 2011, Mr. Nagy has been president, secretary, treasurer, principal financial officer, principal accounting officer and sole member of our board of directors of Starflick.com our parent corporation.  From August 30, 2007 to April 27, 2011, Mr. Nagy was president, chief executive officer, treasurer, secretary and a director of Raptor Technology Group, Inc., a Nevada corporation whose common stock is traded on the Bulletin Board under the symbol RAPT.  Raptor Technology Group, Inc. is engaged in the business of fabrication of equipment.  On October 10, 2014, Raptor's Exchange Act registration was revoked by the SEC. The foregoing positions constituted Mr. Nagy's principal occupations and employment during the past five years.

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

Audit Committee and Charter

We have a separately-designated audit committee of the board.  Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter is filed as Exhibit 99.1 with our Form 10-K/A-1 filed with the Securities and Exchange Commission on September 16, 2014.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as Exhibit 14.1 with our Form 10-K/A-1 filed with the Securities and Exchange Commission on September 16, 2014.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.  A copy of the disclosure committee charter is filed as Exhibit 99.2 with our Form 10-K/A-1 filed with the Securities and Exchange Commission on September 16, 2014.

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

Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (S)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Zoltan Nagy	2015	0	0	0	0	0	0	0	0
President	2014	0	0	0	0	0	0	0	0

We have no employment agreements with our sole officer. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.  Further, no compensation has been paid subsequent to April 30, 2015.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole officer and director other than as described herein.

Compensation of Directors

The sole member of our board of directors is not compensated for his services as a director. The board has not implemented a plan to award options to our directors. There are no contractual arrangements with our sole director. We have no director's service contracts.  The following table sets forth compensation paid to our sole director from inception on April 24, 2013 to our year end on April 30, 2015.  Since that time we have not paid any compensation to Mr. Nagy either as an executive officer or as a director.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Zoltan Nagy	0	0	0	0	0	0	0

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

Name and Address Beneficial Ownership [1]	Number of Shares	Percentage of Ownership
Zoltan Nagy	100,000,000	82.75%
1361 Peltier Drive
Point Roberts, WA 98281

All Officers and Directors as a Group (1 person)	100,000,000	82.75%

[1]	The person named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings. Mr. Nagy is the only "promoter" of our company.

Future sales by existing stockholders

The 120,850,000 shares of common stock were issued in our spin-off, 20,850,000 will be immediately resalable and 100,000,000 owned by Mr. Nagy will be restricted stock.

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

2015	$7,450	MaloneBailey, LLP
2014	$7,550	MaloneBailey, LLP

(2)            Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2015	$0	MaloneBailey, LLP
2014	$0	MaloneBailey, LLP

(3)            Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2015	$0	MaloneBailey, LLP
2014	$0	MaloneBailey, LLP

(4)            All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2015	$0	MaloneBailey, LLP
2014	$0	MaloneBailey, LLP

(5)	Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)	The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation.	S-1	7/08/13	3.1

3.2	Bylaws.	S-1	7/08/13	3.2

3.3	Amended Articles of Incorporation.	S-1	7/08/13	3.3

14.1	Code of Ethics.	10-K/A	9/16/14	14.1

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K/A	9/16/14	99.1

99.2	Disclosure Committee Charter.	10-K/A	9/16/14	99.2

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension – Schema.

101.CAL	XBRL Taxonomy Extension – Calculations.

101.DEF	XBRL Taxonomy Extension – Definitions.

101.LAB	XBRL Taxonomy Extension – Labels.

101.PRE	XBRL Taxonomy Extension – Presentation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of August, 2015.

BLACK ROCK PETROLEUM COMPANY

BY:	ZOLTAN NAGY
Zoltan Nagy
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

ZOLTAN NAGY	President, Principal Executive Officer,	August 7, 2015
Zoltan Nagy	Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation.	S-1	7/08/13	3.1

3.2	Bylaws.	S-1	7/08/13	3.2

3.3	Amended Articles of Incorporation.	S-1	7/08/13	3.3

14.1	Code of Ethics.	10-K/A	9/16/14	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K/A	9/16/14	99.1

99.2	Disclosure Committee Charter.	10-K/A	9/16/14	99.2

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension – Schema.

101.CAL	XBRL Taxonomy Extension – Calculations.

101.DEF	XBRL Taxonomy Extension – Definitions.

101.LAB	XBRL Taxonomy Extension – Labels.

101.PRE	XBRL Taxonomy Extension – Presentation.