Form 10-Q
period 2015-07-31
Black Rock Petroleum Co
filed 2015-09-11
CIK 1580095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number   000-55281

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 11, 2015, there were 120,850,000 shares of the registrant's $0.00001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

BLACK ROCK PETROLEUM COMPANY
Balance Sheets
(Unaudited)
	July 31	April 30
	2015	2015
	$	$
ASSETS
Current Assets
Cash and cash equivalents	1,295	86
Total Current Assets	1,295	86
TOTAL ASSETS	1,295	86

LIABILITIES AND SHAREHOLDERS' DEFICT
Current Liabilities
Accounts payable and accrued liabilities	39,423	40,142
Due to related parties	49,786	41,004
Total Current Liabilities	89,209	81,146

Stockholder's Deficit
Share capital
Authorized:
100,000,000 preferred shares, par value $0.00001
200,000,000 common shares, par value $0.00001

Issued and outstanding:
Nil preferred shares
120,850,000 common shares	1,209	1,209
Accumulated deficit	(89,123)	(82,269)
Total Stockholders' Deficit	(87,914)	(81,060)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	1,295	86

The accompanying notes are an integral part of these unaudited financial statements.

BLACK ROCK PETROLEUM COMPANY
Statement of Operations
(Unaudited)

	Three months	Three months
	Ended	Ended
	July 31	July 31
	2015	2014
	$	$
Expenses
Accounting and legal	3,854	2,905
Rent	3,000	3,000
Stock management fees	-	687

Loss from operations	(6,854)	(6,592)

Net loss and comprehensive loss for the period	(6,854)	(6,592)

Basic and diluted loss per share	(0.00)	(0.00)

Weighted average number of common shares outstanding
Basic and diluted	120,850,000	120,850,000

The accompanying notes are an integral part of these unaudited financial statements.

BLACK ROCK PETROLEUM COMPANY
Statement of Cash Flows
(Unaudited)

	Three months	Three months
	Ended	Ended
	July 31	July 31
	2015	2014
	$	$
Cash flows from operating activities

Net income (loss)	(6,854)	(6,592)

Changes in non-cash working capital
Accounts payable and accrued liabilities	(719)	6,142

Net cash used in operating activities	(7,573)	(450)
Cash flows from financing activities
Due to related parties	8,782	450
Net cash provided by financing activities	8,782	450

Increase (Decrease) in cash and cash equivalents	1,209	-

Cash and cash equivalents, beginning of period	86	1

Cash and cash equivalents, end of period	1,295	1

SUPPLEMENTAL CASHFLOW INFORMATION

Cash paid for interest	-	-
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these unaudited financial statements.

BLACK ROCK PETROLEUM COMPANY

Notes to the Financial Statements

(Unaudited)

1.  INCORPORATION AND CONTINUANCE OF OPERATIONS

Black Rock Petroleum Company was formed on April 24, 2013 under the laws of the State of Nevada.  We have not commenced our planned principal operations. The Company’s fiscal year end is April 30.

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

3.  DUE TO RELATED PARTY

During the three months ended July 31, 2015, the director paid certain expense on behalf of the company.

As at July 31, 2015 $49,786 was due to director.  The amount due to director was unsecured, non-interest bearing and due on demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION.

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

Our parent corporation, Starflick.com caused its sole officer and director, Zoltan Nagy, to advance the legal and accounting fees of $25,750 for our spin-off and registration statement. We are obligated to repay Mr. Nagy said amount. The amount is not evidenced by any written documentation. The balance outstanding is non-interest bearing and is due on demand. Mr. Nagy does not intend to demand repayment until such time as we are able to pay the balance due.

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

ITEM 4.          CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are ineffective. There were no changes in our internal control over financial reporting during the quarter ended July 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of September, 2015.

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