Form 10-Q
period 2015-10-31
Black Rock Petroleum Co
filed 2015-12-16
CIK 1580095

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED October 31, 2015

OR

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number   000-55281

BLACK ROCK PETROLEUM COMPANY

(Exact name of registrant as specified in its charter)

Nevada

(State of incorporation)

1361 Peltier Drive Point Roberts, Washington 98281

(Address of principal executive offices)

(403) 708-2523

(Registrant's telephone number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S -T (§§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[	]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not	[	]	Smaller Reporting Company	[X]
check if smaller reporting
company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES [ ] NO [ X ]
APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 14, 2015, there were 120,850,000 shares of the registrant's $0.00001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

BLACK ROCK PETROLEUM COMPANY
Balance Sheets
(Unaudited)
	October 31,	April 30,
	2015	2015

ASSETS
Current assets
Cash and cash equivalents	$ 95	$ 86
Total Current Assets	95	86
TOTAL ASSETS	$ 95	$ 86

LIABILITIES AND SHAREHOLDERS' DEFICT
Current liabilities
Accounts payable and accrued liabilities	$ 47,356	$ 40,142
Due to related parties	48,733	41,004
Total Current Liabilities	96,269	81,146

Stockholder's Deficit
Share capital
Authorized:
100,000,000 preferred shares, par value $0.00001
200,000,000 common shares, par value $0.00001

Issued and outstanding:
Nil preferred shares	-	-
120,850,000 common shares	1,209	1,209
Accumulated deficit	(97,383)	(82,269)
Total Stockholders' Deficit	(96,174)	(81,060)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 95	$ 86

The accompanying notes are an integral part of these unaudited financial statements.

BLACK ROCK PETROLEUM COMPANY
Statements of Operations
(Unaudited)

	Six months	Six months	Three months	Three months
	Ended	Ended	Ended	Ended
	October 31,	October 31,	October 31,	October 31,
	2015	2014	2015	2014

Operating Expenses
Accounting and legal	$ 8,967	$ 13,020	$ 5,113	$ 10,115
Rent	6,000	6,000	3,000	3,000
Stock management fees	147	1,774	147	1,087

Loss from operations	(15,114)	(20,794)	(8,260)	(14,202)

Net loss	$ (15,114)	$ (20,794)	$ (8,260)	$ (14,202)

Basic and diluted net loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding
Basic and diluted	120,850,000	120,850,000	120,850,000	120,850,000

The accompanying notes are an integral part of these unaudited financial statements.

BLACK ROCK PETROLEUM COMPANY
Statements of Cash Flows
(Unaudited)

	Six months	Six months
	Ended	Ended
	October 31,	October 31,
	2015	2014

Cash flows from operating activities
Net loss	$ (15,114)	$ (20,794)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	7,394	5,470
Net cash used in operating activities	(7,720)	(15,324)
Cash flows from financing activities
Due to related parties	7,729	15,324
Net cash provided by financing activities	7,729	15,324
Increase (Decrease) in cash and cash equivalents	9	-
Cash and cash equivalents, beginning of period	86	1
Cash and cash equivalents, end of period	$ 95	$ 1

SUPPLEMENTAL CASHFLOW INFORMATION
Cash paid for interest	$ -	$ -
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these unaudited financial statements.

BLACK ROCK PETROLEUM COMPANY

Notes to the Financial Statements (Unaudited)

1.

INCORPORATION AND BASIS OF PRESENTATION

Black Rock Petroleum Company was formed on April 24, 2013 under the laws of the State of Nevada.  We have not commenced our planned principal operations. The Company’s fiscal year end is April 30.

We have not generated any operating revenues to date.

The interim unaudited financial statements as of October 31, 2015, and for the three and six months ended October 31, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended April 30, 2015.

2.

GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company has a working capital deficit of $96,174 as of October 31, 2015 and reoccurring net losses. The Company has sustained losses and additional equity financing will be required by the Company to fund its development activities and to support operations. However, there is no assurance that the Company will be able to obtain additional financing. The Company has not generated any operating revenues to date. Furthermore, the Company’s existence is dependent upon management’s ability to develop profitable operations. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

3. DUE TO RELATED PARTY

During the six months ended October 31, 2015, the sole officer and director of the Company paid certain expense on behalf of the Company.

As of October 31, 2015 and April 30, 2015, $48,733 and $41,004, respectively, was due to the sole officer and director. The amount due was unsecured, non-interest bearing and due on demand.

4.  PREFERRED AND COMMON STOCK

We have 200,000,000 shares of common stock authorized at par value of $0.00001 per share. All shares of stock are non-assessable and non-cumulative, with no pre-emptive rights.

On April 24, 2013, the Company issued 120,850,000 shares of common stock for the consideration amount of $1,209.

As at October 31, 2015, there are 120,850,000 shares of common stock outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Black Rock Petroleum Company was formed on April 24, 2013 under the laws of the State of Nevada.  We have not commenced our planned principal operations

In view of the current market for oil, we have chosen to remain on the sidelines and consider all possibilities including the possibility of changing business direction.

Results of Operations for the three and six months ended October 31, 2015.

We have not earned any revenues during the three and six months ended October 31, 2015. We incurred expenses and a net loss in the amount of $8,260 for the three months ended October 31, 2015. Our expenses during the three months ended October 31, 2015 consisted of accounting and legal fees of $5,113, rent of $3,000, and management fee of $147. By Comparison, we incurred a net loss of $14,202 for the three months ended October 31, 2014.

For the six months ended October 31, 2015, we incurred expenses and a net loss in the amount of $15,114. Our expenses during the quarter consisted of accounting and legal fees of $8,967, rent of $6,000, and management fee of $147. By Comparison, we incurred a net loss of $20,794 for the six months ended October 31, 2014.

Our losses are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of October 31, 2015, we had total current assets of $ 95 of cash. We had current liabilities of $96,269.   Accordingly, we had a working capital deficit of $96,174 as of October 31, 2015.

During the six months ended October 31, 2015, the sole officer and director of the Company paid certain expense on behalf of the Company.

As of October 31, 2015 and April 30, 2015, $48,733 and $41,004, respectively, was due to the sole officer and director. The amount due was unsecured, non-interest bearing and due on demand.

 Going Concern

As discussed in the notes to our financial statements, we have no established source of revenue.  This has raised substantial doubt for our auditors about our ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Our activities to date have been supported by equity financing and demand loans from our sole officer and director.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.

Off Balance Sheet Arrangements

As of October 31, 2015, there were no off balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Currently, we do not believe that any accounting policies fit this definition.

Recently Issued Accounting Pronouncements

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

ITEM 4.          CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of October 31, 2015. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are ineffective. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of December, 2015.

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