Form 10-Q
period 2016-01-31
Black Rock Petroleum Co
filed 2016-03-16
CIK 1580095

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED January 31, 2016

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

As of March 16, 2015, there were 120,850,000 shares of the registrant's $0.00001 par value common stock issued and outstanding.

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

BLACK ROCK PETROLEUM COMPANY
Balance Sheets
(Unaudited)
	January 31	April 30
	2016	2015
	$	$
ASSETS
Current Assets
Cash and cash equivalents	2	86
Total current assets	2	86
	-	-
TOTAL ASSETS	2	86

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	51,253	40,142
Due to related parties	50,360	41,004
Total current liabilities	101,613	81,146

Stockholders’ Deficit
Share capital
Authorized:
100,000,000 preferred shares, par value $0.00001
200,000,000 common shares, par value $0.00001
Issued and outstanding:
Nil preferred shares
120,850,000 common shares	1,209	1,209
Accumulated deficit	(102,820)	(82,269)
Total stockholders' deficit	(101,611)	(81,060)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	2	86

The accompanying notes are an integral part of these unaudited financial statements.

BLACK ROCK PETROLEUM COMPANY
Statements of Operations
(Unaudited)

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	January 31,
	2016	2015	2016	2015
	$	$	$	$
Operating Expenses
Accounting and legal	10,834	16,911	1,867	3,891
Rent	9,000	9,000	3,000	3,000
Stock management fees	717	2,399	570	625

Loss from operations	(20,551)	(28,310)	(5,437)	(7,516)

Net loss	(20,551)	(28,310)	(5,437)	(7,516)

Basic and diluted net loss per common share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding
Basic and diluted	120,850,000	120,850,000	120,850,000	120,850,000

The accompanying notes are an integral part of these unaudited financial statements.

BLACK ROCK PETROLEUM COMPANY
Statements of Cash Flows
(Unaudited)
	Nine Months	Nine Months
	Ended	Ended
	January 31,	January 31,
	2016	2015
	$	$
Cash flows from operating activities
Net loss	(20,551)	(28,310)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	11,111	9,336

Net cash used in operating activities	(9,440)	(18,974)
Cash flows from financing activities
Due to related party	9,356	18,974
Net cash provided by financing activities	9,356	18,974

Increase (Decrease) in cash and cash equivalents	(84)	-

Cash and cash equivalents, beginning of period	86	1

Cash and cash equivalents, end of period	2	1
SUPPLEMENTAL CASHFLOW INFORMATION
Cash paid for interest	-	-
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these unaudited financial statements.

BLACK ROCK PETROLEUM COMPANY

Notes to the Financial Statements

(Unaudited)

1.  INCORPORATION AND BASIS OF PRESENTATION

The interim unaudited financial statements as of January 31, 2016, and for the three and nine months ended January 31, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended April 30, 2015.

Black Rock Petroleum Company was formed on April 24, 2013 under the laws of the State of Nevada.  We have not commenced our planned principal operations. The Company’s fiscal year end is April 30.

We have not generated any operating revenues to date.

2. GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.   As shown in the accompanying financial statements, the Company has incurred a working capital deficit of  ($102,820) as of January 31, 2016. The Company has sustained losses and additional equity financing will be required by the Company to fund its development activities and to support operations. However, there is no assurance that the Company will be able to obtain additional financing. The Company has not generated any operating revenues to date. Furthermore, the Company’s existence is dependent upon management’s ability to develop profitable operations. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

3.  DUE TO RELATED PARTY

During the nine months ended January 31, 2016, the sole officer and director paid certain expenses on behalf of the Company.

As of January 31, 2016 and April 30, 2015, $50,360 and $41,004 was due to the sole officer and director.  The amount due to director was unsecured, non-interest bearing and due on demand.

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

Results of Operations for the three and nine months ended January 31, 2016.

We have not earned any revenues during the three and nine months ended January 31, 2016.

Our losses are attributable to operating expenses together with a lack of any revenues.

 For the three months ended 1/31/16, our expense consists of accounting and legal fees of $1,867, rent expense of $3,000, and stock management fees of $570 while for the three months ended 1/31/15 we incurred expense of ($7,516).

 For the nine months ended 1/31/16, our expense consists of Accounting and legal, rent, and stock management fees and was ($20,551) while for the nine months ended 1/31/15 we incurred expense of ($28,310).

Liquidity and Capital Resources

As of January 31, 2016, we had total current assets of $2 cash. We had current liabilities of $101,613. Accordingly we had a working capital deficit of ($101,611) as of January 31, 2016.

During the nine months ended January 31, 2016, the sole officer and director of the Company paid certain expense on behalf of the Company.

As of January 31, 2016 and April 30, 2015, $50,360 and $41,004, respectively, was due to the sole officer and director.  The amount due to director was unsecured, non-interest bearing and due on demand.

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

Off Balance Sheet Arrangements

As of January 31, 2016, there were no off balance sheet arrangements.

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

ITEM 4.          CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of January 31, 2016. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are ineffective. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of March, 2016.

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