Form 10-K
period 2016-04-30
Black Rock Petroleum Co
filed 2017-01-26
CIK 1580095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 2016

Commission File Number:   000-55281

BLACK ROCK PETROLEUM COMPANY

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

1361 Peltier Drive

Point Roberts, Washington   98281

(Address of principal executive offices, including zip code.)

(604) 783-9664

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X]   NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if a smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ]   NO [ X  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of January 26, 2017: $0.01

As of September 10, 2016, 120,850,000 shares of the registrant’s common stock were outstanding.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.	33

Signatures	34

Exhibit Index	35

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

Other than investigating potential technologies in support of our business purpose, we have had no material business operations since inception on April 24, 2013.  At present, we have yet to acquire or develop the necessary technology assets in support of our business purpose to become an Internet-based wholesaler of oil and gas related equipment.  As such, we are a “shell company” as that term is defined in Reg. 405 of the Securities Act of 1933, as amended.  As such Rule 144 of Act is unavailable for the resale of our restricted stock.  Currently, 100,000,000 shares of our common stock are deemed “restricted securities”. The 100,000,000 shares are all owned by Zoltan Nagy, our president.  The remaining 20,850,000 were registered on our Form S-1 registration statement are “free trading” and do not contain any restrictions on resale.

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

•

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

•

Revenues will be generated by fees received from the purchase of the equipment.  We will be able to link our customers to the manufacturer’s website directly from our site and we would be paid a fee for directing the traffic that result in sales;

•

We plan to offer banner advertising on our website for new manufacturers hoping to launch new products;

•

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

In acquiring interests in leases, we may pay such consideration and make such contractual commitments and agreements as we deem fair, reasonable and appropriate. For purposes of this prospectus, the term “lease” means any full or partial interest in:

•

undeveloped oil and natural gas leases;

•

oil and natural gas mineral rights;

•

licenses;

•

concessions;

•

contracts;

•

fee rights; or

•

other rights authorizing the owner to drill for, reduce to possession and produce oil and natural gas.

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

Gas sales are by contract. The gas purchaser will pay the well operator 100% of the sales proceeds on or about the 25th of each and every month for the previous month’s sales. The operator is responsible for all checks and distributions to the working interest and royalty owners. There is no standard price for gas. Prices will fluctuate with the seasons and the general market conditions. It is our intention to utilize this market whenever possible in order to maximize revenues. We do not anticipate any significant change in the manner production is purchased; however, no assurance can be given at this time that such changes will not occur.

The marketing of any oil and natural gas produced by us will be affected by a number of factors that are beyond our control and whose exact effect cannot be accurately predicted. These factors include:

•

the amount of crude oil and natural gas imports;

•

the availability, proximity and cost of adequate pipeline and other transportation facilities;

•

the success of efforts to market competitive fuels, such as coal and nuclear energy and the growth and/or success of alternative energy sources such as wind power;

•

the effect of United States and state regulation of production, refining, transportation and sales;

•

the laws of foreign jurisdictions and the laws and regulations affecting foreign markets;

•

other matters affecting the availability of a ready market, such as fluctuating supply and demand; and

•

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

Transportation and Production

Transportation and Sale of Oil and Natural Gas. We can make sales of oil, natural gas and condensate at market prices which are not subject to price controls at this time. The price that we receive from the sale of these products is affected by our ability to transport and the cost of transporting these products to market. Under applicable laws, the Federal Energy Regulatory Commission (“FERC”) regulates:

•

the construction of natural gas pipeline facilities, and

•

the rates for transportation of these products in interstate commerce.

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

Regulation of Drilling and Production. Our proposed drilling and production operations are subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. Among other matters, these statutes and regulations govern:

•

the amounts and types of substances and materials that may be released into the environment,

•

the discharge and disposition of waste materials,

•

the reclamation and abandonment of wells and facility sites, and

•

the remediation of contaminated sites,

and require:

•

permits for drilling operations,

•

drilling bonds, and

•

reports concerning operations.

Kansas law contains:

•

provisions for the unitization or pooling of oil and natural gas properties,

•

the establishment of maximum rates of production from oil and natural gas wells, and

•

the regulation of the spacing, plugging and abandonment of wells.

Environmental Regulations

General. Our operations are affected by the various state, local and federal environmental laws and regulations, including the:

•

Clean Air Act,

•

Oil Pollution Act of 1990,

•

Federal Water Pollution Control Act,

•

Resource Conservation and Recovery Act (“RCRA”),

•

Toxic Substances Control Act, and

•

Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”).

These laws and regulations govern the discharge of materials into the environment or the disposal of waste materials, or otherwise relate to the protection of the environment. In particular, the following activities are subject to stringent environmental regulations:

•

drilling,

•

development and production operations,

•

activities in connection with storage and transportation of oil and other liquid hydrocarbons, and

•

use of facilities for treating, processing or otherwise handling hydrocarbons and wastes.

Violations are subject to reporting requirements, civil penalties and criminal sanctions. As with the industry generally, compliance with existing regulations increases our overall cost of business. The increased costs cannot be easily determined. Such areas affected include:

•

unit production expenses primarily related to the control and limitation of air emissions and the disposal of produced water,

•

capital costs to drill exploration and development wells resulting from expenses primarily related to the management and disposal of drilling fluids and other oil and natural gas exploration wastes, and

•

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

RCRA is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either:

•

a “generator” or “transporter” of hazardous waste, or

•

an “owner” or “operator” of a hazardous waste treatment, storage or disposal facility.

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

•

the “owner” or “operator” of the site where hazardous substances have been released, and

•

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

Under such law we could be required to:

•

remove or remediate previously disposed wastes, including wastes disposed of or released by prior owners or operators,

•

clean up contaminated property, including contaminated groundwater, or

•

perform remedial plugging operations to prevent future contamination.

We could also be subject to other damage claims by governmental authorities or third parties related to such contamination.

While the foregoing regulations appear extensive, we believes that because it will initially be drilling and operating one oil or gas well, compliance with the foregoing regulations will not have any material adverse effect upon us. Further, we believe we will only spend minimal amounts of money to comply therewith in connection with its one proposed well.

Company’s Office

Our principal executive office is located at 1361 Peltier Drive, Point Roberts, Washington 98281.  Our telephone number is (604783-9664 and our registered agent for service of process is the National Registered Agents Inc. of NV, located at 1000 East William Street, Suite 204, Carson City, Nevada 89701. Our fiscal year end is April 30.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.

PROPERTIES.

Our leased office is located at 1361 Peltier Dr. Point Roberts Washington 98281 for $1,000 per month from a related party.

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

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as id and offer quotes, a dealers spread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers’ duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers’ rights and remedies in cases of fraud in penny stock transactions; and, FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

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

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Milestones

The following are our milestones:

1.

Before March 31, 2018– Begin selling and drop shipping oil and gas equipment.

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

Our parent corporation, Starflick.com caused its sole officer and director, Zoltan Nagy, to advance the legal and accounting fees of $50,360.00 for our spin-off and registration statement. We are obligated to repay Mr. Nagy said amount. The amount is not evidenced by any written documentation. The balance outstanding is non-interest bearing and is due on demand. Mr. Nagy does not intend to demand repayment until such time as we are able to pay the balance due.

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

As of April 30, 2016, our total assets were 2 and our total liabilities were $105,033. The total liabilities consist of $36,000 accrued rent expense due to Marnie Kuhn, a related party, $50,360 related party loan due to Zoltan Nagy, CEO of the Company, and $18,673 accounts payable and accrued liabilities.

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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BLACK ROCK PETROLEUM COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Black Rock Petroleum Company

Point Roberts, Washington

We have audited the accompanying balance sheets of Black Rock Petroleum Company (the “Company”) as of April 30, 2016 and 2015, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. Black Rock Petroleum Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. According, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black Rock Petroleum Company as of April 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

January 26, 2017

F1

BLACK ROCK PETROLEUM COMPANY
BALANCE SHEETS
	As of April 30 2016	As of April 30 2015
ASSETS
Current Assets
Cash and cash equivalents	$ 2	$ 86
Total current assets	2	86

TOTAL ASSETS	$ 2	$ 86
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$ 18,673	$ 16,142
Due to related parties	86,360	65,004
Total current liabilities	105,033	81,146

Stockholder's deficit
Share capital
Authorized:
100,000,000 preferred shares, par value $0.00001
200,000,000 common shares, par value $0.00001
Issued and outstanding:
Nil preferred shares
120,850,000 common shares	1,209	1,209

Accumulated deficit	(106,240)	(82,269)
Total stockholders' deficit	(105,031)	(81,060)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 2	$ 86

The accompanying notes are an integral part of these financial statements.

F2

BLACK ROCK PETROLEUM COMPANY STATEMENTS OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	April 30	April 30
	2016	2015

Expenses
Accounting and legal	$11,254	$20,061
Rent	12,000	12,000
Stock Management Fees	717	3,544

Loss from operations	(23,971)	(35,605)

Net loss	$(23,971)	$ (35,605)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	120,850,000	120,850,000

The accompanying notes are an integral part of these financial statements.

F3

BLACK ROCK PETROLEUM COMPANY
STATEMENTS OF STOCKHOLDER’S DEFICIT

	Preferred stock		Common stock		Additional	Share	Accumulated	Total
	Shares	Amount	Shares	Amount	paid-in capital	Subscriptions receivable	deficit	stockholder's
								deficit

Balance April 30 , 2014	-	$ -	120,850,000	$ 1,209	-	$ (1,088)	$ (46,664)	$ (46,543)
Net loss	-	$ -	-	$ -	-	$ -	$ (35,605)	$ (35,605)
Subscription payment	-	$ -	-	$ -	-	$ 1,088	$ -	$ 1,088
Balance April 30, 2015	-	$ -	120,850,000	$ 1,209	$ -	$ -	$ (82,269)	$ (81,060)

Net loss	-	-	-				$ (23,971)	$ (23,971)

Balance April 30, 2016	-	$ -	120,850,000	$ 1,209	$ -	$ -	$ (106,240)	$ (105,031)

The accompanying notes are an integral part of these financial statements.

F4

BLACK ROCK PETROLEUM COMPANY
STATEMENTS OF CASH FLOWS
	For the Year	For the Year
	Ended	Ended
	April 30	April 30
	2016	2015

Cash flows from operating activities
Net loss	$ (23,971)	$ (35,605)

Adjustments to reconcile net loss to net cash used in operating activities
Accounts payable and accrued liabilities Due to related parties	11,878 12,000	21,517 12,000
Net cash used in operating activities	(93)	(2, 088)

Cash flows from financing activities
Proceeds from subscription receivable		1,088
Payments to related party	(1,200)
Proceeds from related party	1,209	1,085
Net cash used in financing activities	9	2,173
Increase (Decrease) in cash and cash equivalents	(84)	85

Cash and cash equivalents, beginning of year	$86	$1

Cash and cash equivalents, end of year	$2	$86

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest	-	-
NON -CASH TRANSACTIONS Operating expenses paid by related party $9,347 and $21,033(for the year ended April 30,2016 and 2015 paid for respectively) Cash paid for income taxes	-	-

The accompanying notes are an integral part of these financial statements.

F5

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

2.

GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company has net loss generated for the year and   negative cash flow of ($106,240) through April 30, 2016. The Company has sustained losses and additional equity financing will be required by the Company to fund its development activities and to support operations. However, there is no assurance that the Company will be able to obtain additional financing. The Company has not generated any operating revenues to date. Furthermore, the Company’s existence is dependent upon management’s ability to develop profitable operations. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

3.          RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

4.

SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

As at April 30, 2016 cash and cash equivalents consist of only cash.

Related Party

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

F6

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

Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding during the period. We have adopted ASC 260, “Earnings Per Share”. Diluted loss per share for the year ended April 30, 2016 is equivalent to basic loss per share as there was no potential dilutive equity instruments.

F7

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

We did not grant any stock options during the year ended April 30, 2016 and 2015.

5.

DUE TO RELATED PARTY

During the year ended April 30, 2016, the director paid for $50,360 of the Company’s expenses.

During the year ended April 30, 2016, the sole director of the Company purchased all common stock of the Company from Starflick.Com Incorporated for the consideration amount of $1,209.

As of April 30, 2016 and 2015, $50,360 and $41,004 was due to director. The amount due to director was unsecured, non-interest bearing and due on demand.

On April 1, 2013, the Company entered into a two-year lease agreement with Marnie Kuhn, a related party, to lease its corporate office for $1,000 monthly. The current space is 950 SQ. Feet. The lease expired on April 1, 2015 and was renewed with the new expiration date of March 31, 2017. The Company has not made any payment to the related party. As of April 30, 2016 and 2015, $36,000 and $24,000 was due to this relate party.

6.

PREFERRED AND COMMON STOCK

We have 200,000,000 shares of common stock authorized at par value of $0.00001 per share. All shares of stock are non-assessable and non-cumulative, with no pre-emptive rights.

On April 24, 2013, the Company issued 120,850,000 shares of common stock for the consideration amount of $1,209 to the parent company, Starflick.Com Incorporated.

F8

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to April 30, 2016, included in this report have been audited by MaloneBailey, LLP, as set forth in this annual report.

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were not effective as of the end of the period covered by this report.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of April 30, 2016, the Company’s internal control over financial reporting was not effective as follows: (1) limited or lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function and (2) no independent directors.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2016 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)

Zoltan Nagy	50	president, principal executive officer, principal financial
1361 Peltier Drive		officer, principal accounting officer, secretary, treasurer
Point Roberts, Washington 98281		and sole member of the board of directors

The person named above has held his offices/positions since inception of our company and is expected to hold his offices/positions until the next annual meeting of our stockholders.

Background of Our Sole Officer and Director

Since April 24, 2013, our inception, Zoltan Nagy has been our president, secretary, treasurer, principal financial officer, principal accounting officer and sole member of our board of directors.  Since March 24, 2011, Mr. Nagy has been president, secretary, treasurer, principal financial officer, principal accounting officer and sole member of our board of directors of Starflick.com our parent corporation.  From August 30, 2007 to April 27, 2011, Mr. Nagy was president, chief executive officer, treasurer, secretary and a director of Raptor Technology Group, Inc., a Nevada corporation whose common stock is traded on the Bulletin Board under the symbol RAPT.  Raptor Technology Group, Inc. is engaged in the business of fabrication of equipment.  On October 10, 2014, Raptor’s Exchange Act registration was revoked by the SEC. The foregoing positions constituted Mr. Nagy’s principal occupations and employment during the past five years.

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

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension Value &
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position [1]	Year	($)	($)	($)	($)	(S)	($)	($)	($)
	2015	0	0	0	0	0	0	0	0
Zoltan Nagy	2014	0	0	0	0	0	0	0	0
President	2013	0	0	0	0	0	0	0	0

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

Compensation of Directors

The sole member of our board of directors is not compensated for his services as a director. The board has not implemented a plan to award options to our directors. There are no contractual arrangements with our sole director. We have no director’s service contracts.  The following table sets forth compensation paid to our sole director from inception on April 24, 2013 to our year end on April 30, 2016.  Since that time we have not paid any compensation to Mr. Nagy either as an executive officer or as a director.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the date of this annual report, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in our public offering. The stockholders listed below have direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address Maximum Ventures Holdings 7,470,000 Harmony Ridge Corp. 7,040,000	Number of Shares	Percentage of Ownership 6.181% 5.825%
Beneficial Ownership [1]
Zoltan Nagy	100,000,000	82.75%
1361 Peltier Drive
Point Roberts, WA 98281

All Officers and Directors as a Group	100,000,000	82.75%
Maximum Ventures Holdings LLC and Harmony Ridge Corp

[1]

The person named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings. Mr. Nagy is the only “promoter” of our company.

Future sales by existing stockholders

The 120,850,000 shares of common stock were issued in our spin-off, 20,850,000 will be immediately resalable and 100,000,000 owned by Mr. Nagy will be restricted securities and may only be resold pursuant to an effective registration statement, Rule 144 not being available for the resale of Mr. Nagy’s shares, since we are deemed a shell company.

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

From inception (April 24, 2013) to April 30, 2016, we incurred $54,673.28 for accounting and legal expenses and $36,000 for rent, of which, $18,886 was paid by Zoltan Nagy, our sole officer and director.  As at April 30, 2016, the above noted $18,886 has been included in the amount due Mr. Nagy. The amount due Mr. Nagy is unsecured, non-interest bearing and due on demand.

From inception (April 24, 2013) to April 30, 2016, Mr. Nagy loaned us $0 as deposit to open a bank account.  [The loan of $121 has been converted to payment for shares on behalf of Starflick.]

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

2016	$	___ _7,450_____	MaloneBailey, LLP
2015		$7,450	MaloneBailey, LLP

(2)

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2016	$0	MaloneBailey, LLP
2015	$0	MaloneBailey, LLP

(3)

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2016	$0	MaloneBailey, LLP
2015	$0	MaloneBailey, LLP

(4)

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2016	$0	MaloneBailey, LLP
2015	$0	MaloneBailey, LLP

(5)

Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this January 26, 2017,

BLACK ROCK PETROLEUM COMPANY

BY:	/s/ Zoltan Nagy
Zoltan Nagy
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Zoltan Nagy	President, Principal Executive Officer,	January 26, 2017
Zoltan Nagy	Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation.	S-1	7/08/13	3.1

3.2	Bylaws.	S-1	7/08/13	3.2

3.3	Amended Articles of Incorporation.	S-1	7/08/13	3.3

14.1	Code of Ethics.	10-K/A	9/16/14	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K/A	9/16/14	99.1

99.2	Disclosure Committee Charter.	10-K/A	9/16/14	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X