Form 10-Q
period 2016-07-31
Black Rock Petroleum Co
filed 2017-01-26
CIK 1580095

UNITED STATES SECURITIES

AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 31, 2016

OR

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number   000-55281

BLACK ROCK PETROLEUM COMPANY
(Exact name of registrant as specified in its charter)

Nevada

(State of incorporation)

1361 Peltier Drive Point Roberts, Washington 98281

(Address of principal executive offices)

(604) 783-9664

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

As of July31, 2016, there were 120,850,000 shares of the registrant's $0.00001 par value common stock issued and outstanding

                                            PART I - FINANCIAL INFORMATION

BLACK ROCK PETROLEUM COMPANY
Balance Sheets
	As of July 31	As of April 30
	2016	2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 2	$ 2
Total current assets	2	2

TOTAL ASSETS	$ 2	$ 2

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$ 22,280	$ 18,673
Due to related parties	89,360	86,360
Total current liabilities	111,640	105,033
Stockholder's Deficit
Share capital
Authorized:
100,000,000 preferred shares, par value $0.00001
200,000,000 common shares, par value $0.00001
Issued and outstanding:
Nil preferred shares
120,850,000 common shares	1,209	1,209

Accumulated deficit	(112,847)	(106,240)
Total stockholders' deficit	(111,638)	(105,031)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 2	$ 2

The accompanying notes are an integral part of these unaudited financial statements.

BLACK ROCK PETROLEUM COMPANY
Statement of Operations
(Unaudited)

	For Three months	For Three months
	Ended	Ended
	July 31	July 31
	2016	2015
Expenses
Accounting and legal	$ 2,857	$ 3,854
Rent	3,000	3,000
Stock management fees	750	-

Loss from operations	(6,607)	(6,854)

Net loss	$ (6,607)	$ (6,854)

Basic and diluted net loss per share	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding
Basic and diluted	120,850,000	120,850,000

The accompanying notes are an integral part of these unaudited financial statements.

BLACK ROCK PETROLEUM COMPANY
Statement of Cash Flows
(Unaudited)
	Three months Ended July 31 2016	Three months Ended July 31 2015

Cash flows from operating activities
Net Loss	$ (6,607)	$ (6,854)
Adjustments ti reconcile net loss to net cash used in operating activities.
Accounts payable and accrued liabilities	3,607	5,063
Due to related parties	3,000
Net cash used in operating activities	-	1,209
Cash flows from financing activities
Proceeds from related party	-	3,000
Net cash provided by financing activities	-	-
Net Increase in cash and cash equivalents	-	1,209

Cash and cash equivalents, beginning of period	2	86

Cash and cash equivalents, end of period	$ 2	$ 1,295
SUPPLEMENTAL CASHFLOW INFORMATION
Cash paid for interest	-	- 8,782
Non -CASH TRANSACTIONS Cash paid for income taxes	-

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

The interim unaudited financial statements as of July 31, 2016, and for the three months ended July 31, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended April 30, 2016.

2. GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company has incurred a net loss of $6,607 and negative cash flow for the three months ended July 31, 2016. The Company has sustained losses and additional equity financing will be required by the Company to fund its development activities and to support operations. However, there is no assurance that the Company will be able to obtain additional financing. The Company has not generated any operating revenues to date. Furthermore, the Company’s existence is dependent upon management’s ability to develop profitable operations. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

3. RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

4. DUE TO RELATED PARTY

During the three months ended July 31, 2016, the sole officer and director of the Company paid $50,360 expense on behalf of the Company. As of July 31, 2016 , $50,360 was due to the sole officer and director. The amount due was unsecured, non-interest bearing and due on demand.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are an oil and gas company incorporated in Nevada on April 9, 2013.

In view of the current world wide depressed market for oil, we have chosen to remain on the sidelines and consider all possibilities including the possibility of changing business direction.

Results of Operations for the three months ended July 31, 2016.

We have not earned any revenues during the three months ended July 31, 2016 and 2015. We incurred expenses and a net loss in the amount of $6,607 and $6,854. For the three months ended July 31, 2016. Our expenses consisted of $2,857 accounting and legal fees, $3,000 rent fees and $750 stock management fees.

Our losses are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of July 31, 2016, we had total current assets of $2 of cash. We had current liabilities of $111,640.

 Going Concern

As discussed in the notes to our consolidated financial statements, we have no established source of revenue.  This has raised substantial doubt for our auditors about our ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Our activities to date have been supported by equity financing.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.

Off Balance Sheet Arrangements

As of July 31, 2016, there were no off balance sheet arrangements.

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

ITEM 4.          CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation by the Principal Executive Officer.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.          MINE SAFETY DISCLOSURES.

None.

ITEM 5.          OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Document Description	Incorporated by reference			Filed herewith
		Form	Date	Number
3.1	Articles of Incorporation.	S-1	7/08/13	3.1
3.2	Bylaws.	S-1	7/08/13	3.2
3.3	Amended Articles of Incorporation.	S-1	7/08/13	3.3
14.1	Code of Ethics.	10-		14.1
		K/A
31.1	Certification of Principal Executive Officer and Principal
	Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial
	Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-		99.2
		K/A
99.3	Disclosure Committee Charter.	10-		99.3
		K/A
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension – Schema.
101.CAL	XBRL Taxonomy Extension – Calculations.
101.DEF	XBRL Taxonomy Extension – Definitions.
101.LAB	XBRL Taxonomy Extension – Labels.
101.PRE	XBRL Taxonomy Extension – Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on 26 day of January, 2017

BLACK ROCK PETROLEUM COMPANY

BY:

ZOLTAN NAGY
Zoltan Nagy President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors

EXHIBIT INDEX

Exhibit	Document Description	Incorporated by reference			Filed herewith
		Form	Date	Number
3.1	Articles of Incorporation.	S-1	7/08/13	3.1
3.2	Bylaws.	S-1	7/08/13	3.2
3.3	Amended Articles of Incorporation.	S-1	7/08/13	3.3
14.1	Code of Ethics.	10-		14.1
		K/A
31.1	Certification of Principal Executive Officer and Principal
	Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial
	Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-		99.2
		K/A
99.3	Disclosure Committee Charter.	10-		99.3
		K/A
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension – Schema.
101.CAL	XBRL Taxonomy Extension – Calculations.
101.DEF	XBRL Taxonomy Extension – Definitions.
101.LAB	XBRL Taxonomy Extension – Labels.
101.PRE	XBRL Taxonomy Extension – Presentation.