Form 10-K/A
period 2016-04-30
Black Rock Petroleum Co
filed 2017-02-27
CIK 1580095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

Amendment No. 2

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

Explanatory Note

The FORM 10K filed on January 27, 2017 and FORM 10K/A filed on February 2, 2017 for the year ended April 30, 2016 was not audited by MaloneBailey, LLP and as such the previously filed audit opinion has been removed and this FORM 10K/A financials and footnotes for the year ended April 30, 2016 has not been audited by an Independent Registered Public Accounting Firm.

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

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. However MaloneBailey, LLP, and the Company has disengaged as Auditor/Client due to insufficient funds to pay for the audit and the fact the company filed Form 10K with MaloneBailey’s audit report without getting permission from MaloneBailey. Our financial statements for the the Quarter April 30, 2016, included in this report are not audited by MaloneBailey, LLP, as set forth in this annual report.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this February 27, 2017.

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

Signature	Title	Date

/s/ Zoltan Nagy	President, Principal Executive Officer,	February 27, 2017
Zoltan Nagy	Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation.	S-1	7/08/13	3.1

3.2	Bylaws.	S-1	7/08/13	3.2

3.3	Amended Articles of Incorporation.	S-1	7/08/13	3.3

14.1	Code of Ethics.	10-K/A	9/16/14	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K/A	9/16/14	99.1

99.2	Disclosure Committee Charter.	10-K/A	9/16/14	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X