Form 10-Q/A
period 2016-07-31
Black Rock Petroleum Co
filed 2017-02-27
CIK 1580095

UNITED STATES SECURITIES

AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

Explanatory Note

This FORM 10Q/A and the 10Q filed on January 26, 2017 and FORM 10-Q/A filed February 2, 2017 have not been reviewed by an Independent Registered Accounting Firm.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on 27th day of February, 2017

BLACK ROCK PETROLEUM COMPANY

BY:

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