Form 10-Q
period 2016-10-31
Black Rock Petroleum Co
filed 2017-05-11
CIK 1580095

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED October 31, 2016

OR

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number   000-55281

BLACK ROCK PETROLEUM COMPANY

(Exact name of registrant as specified in its charter)

Nevada

(State of incorporation)

1361 Peltier Drive Point Roberts, Washington 98281

(Address of principal executive offices)

(604) 783-9664

registrant's telephone number)

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not	[ ]	Smaller Reporting Company	[ X ]
check if smaller reporting
company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES [ ] NO [ X ]
APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 11, 2017, there were 120,850,000 shares of the registrant's $0.00001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

The accompanying notes are an integral part of these unaudited financial statements.

BLACK ROCK PETROLEUM COMPANY
Balance Sheet
(Unaudited)
	Oct 31	July 30
	2016	2016
	$	$
ASSETS
Current Assets
Cash and cash equivalents	2	2
Total current assets	2	2

TOTAL ASSETS	2	2

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	61,280	54,673
Due to related parties	50,360	50,360
Total current liabilities	111,640	105,033
Stockholder's equity (Deficiency)
Share capital
Authorized:
100,000,000 preferred shares, par value $0.00001
200,000,000 common shares, par value $0.00001
Issued and outstanding:
Nil preferred shares
120,850,000 common shares	1,209	1,209

Accumulated deficit	(112,847)	(106,240)
Total stockholders' equity (deficit)	(111,638)	(105,031)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	2	2

BLACK ROCK PETROLEUM COMPANY
Statement of Operations and Comprehensive Loss
(Unaudited)

	Three months	Three months
	Ended	Ended
	July 31	July 31
	2016	2015
	$	$
Expenses
Accounting and legal	2,857	3,854
Rent	3,000	3,000
Stock management fees	750	-

Loss from operations	(6,607)	(6,854)

Net loss and comprehensive loss for the period	(6,607)	(6,854)

Basic and diluted loss per share	(0.00)	(0.00)

Weighted average number of common shares outstanding
Basic and diluted	120,850,000	120,850,000

The accompanying notes are an integral part of these unaudited financial statements.

BLACK ROCK PETROLEUM COMPANY
Statement of Cash Flows
(Unaudited)

	Three months	Three months
	Ended	Ended
	Oct 31	Oct 31
	2016	2015
	$	$
Cash flows from operating activities

Net income (Loss)	(6,607)	(6,854)

Changes in non-cash working capital
Accounts payable and accrued liabilities	6,607	(1,519)
Due to related parties	-	9,582
Net cash used in operating activities	6,607	8,063

Increase (Decrease) in cash and cash equivalents	-	1,209

Cash and cash equivalents, beginning of period	2	86

Cash and cash equivalents, end of period	2	1,295

SUPPLEMENTAL CASHFLOW INFORMATION

Cash paid for interest	-	-
Cash paid for income taxes	-	-

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

The interim unaudited financial statements as of October 31, 2016, and for the three and six months ended October 31, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended April 30,2016.

2. GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($97,383) through October 31, 2015. The Company has sustained losses and additional equity financing will be required by the Company to fund its development activities and to support operations. However, there is no assurance that the Company will be able to obtain additional financing. The Company has not generated any operating revenues to date. Furthermore, the Company’s existence is dependent upon management’s ability to develop profitable operations. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

3. DUE TO RELATED PARTY

During the six months ended October 31, 2016, the sole officer and director of the Company paid certain expense on behalf of the Company.

As of October 31, 2016 and April 30, 2016, $48,733 and $41,004, respectively, was due to the sole officer and director. The amount due was unsecured, non-interest bearing and due on demand.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the three and six months ended October 31, 2016.

We have not earned any revenues during the three months ended October 31, 2016. We incurred expenses and a net loss in the amount of $8,260. For the three months ended October 31, 2016, our expenses during the quarter consisted of audit and accounting fees of $5,113, rent of $3,000.

For the six months ended October 31, 2016, we incurred expenses and a net loss in the amount of $15,114. Our expenses during the quarter consisted of legal, audit and accounting fees of $8,967 and filing fees of $1,774,  and rent of $6,000.

Our losses are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of October 31, 2016, we had total current assets of $ 95 of cash. We had current liabilities of $96,269.

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

Off Balance Sheet Arrangements

As of October 31, 2016, there were no off balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Misael Aguirre. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2016, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2016.

Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.   Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.          CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have con

-

have existing infrastructure or the ability to install our own infrastructure of oil and natural gas; and pipelines and production platforms

During the second and third quarters of 2016, management engaged in a detailed strategic review of development lands, exploratory lands and working interest partners.  The outcome of these reviews lead to an internal declaration of possible joint ventures and possible leases of core and non-core properties. Those properties  fall within range of what management believes are their true values.

There were no changes in our internal control over financial reporting during the quarter ended Oct 31 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of May, 2017.

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