Form 10-Q
period 2017-01-31
Black Rock Petroleum Co
filed 2017-05-11
CIK 1580095

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED January 31, 2017

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

BLACK ROCK PETROLEUM COMPANY
Balance Sheet
(Unaudited)
	Jan 31	Oct 31
	2017	2016
	$	$
ASSETS
Current Assets
Cash and cash equivalents	2	2
Total current assets	2	2

TOTAL ASSETS	2	2

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	61,280	54,673
Due to related parties	50,360	50,360
Total current liabilities	111,640	105,033
Stockholder's equity (Deficiency)
Share capital
Authorized:
100,000,000 preferred shares, par value $0.00001
200,000,000 common shares, par value $0.00001
Issued and outstanding:
Nil preferred shares
120,850,000 common shares	1,209	1,209

Accumulated deficit	(112,847)	(106,240)
Total stockholders' equity (deficit)	(111,638)	(105,031)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	2	2

BLACK ROCK PETROLEUM COMPANY
Statement of Operations and Comprehensive Loss
(Unaudited)

	Three months	Three months
	Ended	Ended
	Jan 31	July 31
	2017	2016
	$	$
Expenses
Accounting and legal	2,857	3,854
Rent	3,000	3,000
Stock management fees	750	-

Loss from operations	(6,607)	(6,854)

Net loss and comprehensive loss for the period	(6,607)	(6,854)

Basic and diluted loss per share	(0.00)	(0.00)

Weighted average number of common shares outstanding
Basic and diluted	120,850,000	120,850,000

The accompanying notes are an integral part of these unaudited financial statements.

BLACK ROCK PETROLEUM COMPANY
Statement of Cash Flows
(Unaudited)

	Three months	Three months
	Ended	Ended
	Jan 31	July 31
	2017	2016
	$	$
Cash flows from operating activities

Net income (Loss)	(6,607)	(6,854)

Changes in non-cash working capital
Accounts payable and accrued liabilities	6,607	(1,519)
Due to related parties	-	9,582
Net cash used in operating activities	6,607	8,063

Increase (Decrease) in cash and cash equivalents	-	1,209

Cash and cash equivalents, beginning of period	2	86

Cash and cash equivalents, end of period	2	1,295

SUPPLEMENTAL CASHFLOW INFORMATION

Cash paid for interest	-	-
Cash paid for income taxes	-	-

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

The interim unaudited financial statements as of Jan 31, 2017, and for the three and six months ended October 31, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended April 30,2016.

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

3. DUE TO RELATED PARTY

During the six months ended Jan 31, 2017, the sole officer and director of the Company paid certain expense on behalf of the Company.

As of January 31, 2017 and July 31, 2016, $48,733 and $41,004, respectively, was due to the sole officer and director. The amount due was unsecured, non-interest bearing and due on demand.

4.  PREFERRED AND COMMON STOCK

We have 200,000,000 shares of common stock authorized at par value of $0.00001 per share. All shares of stock are non-assessable and non-cumulative, with no pre-emptive rights.

On April 24, 2013, the Company issued 120,850,000 shares of common stock for the consideration amount of $1,209.

As of January 31, 2017, there are 120,850,000 shares of common stock outstanding.

This FORM 10Q2 and the 10Q3 filed on May 11, 2017 have not been reviewed by an Independent Registered Accounting Firm.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are an oil and gas company incorporated in Nevada on April 9, 2013.

In view of the current world wide depressed market for oil, we have chosen to remain on the sidelines and consider all possibilities including the possibility of changing business direction.

Results of Operations for the three and six months ended January 31, 2017.

We have not earned any revenues during the three months ended January 31, 2017. We incurred expenses and a net loss in the amount of $8,260. For the three months ended January 31, 2017, our expenses during the quarter consisted of audit and accounting fees of $5,113, rent of $3,000.

For the six months ended January 31, 2017, we incurred expenses and a net loss in the amount of $15,114. Our expenses during the quarter consisted of legal, audit and accounting fees of $8,967 and filing fees of $1,774,  and rent of $6,000.

Our losses are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of January 31, 2017, we had total current assets of $ 95 of cash. We had current liabilities of $96,269

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

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting policies” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Currently, we do not believe that any accounting policies fit this definition.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Misael Aguirre. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2017, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2017.

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

have existing infrastructure or the ability to install our own infrastructure of oil and natural gas; and pipelines and production platforms.

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