Form 10-K
period 2017-04-30
Black Rock Petroleum Co
filed 2017-08-14
CIK 1580095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 2017

Commission File Number:   000-55281

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ]   NO [ X  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April,30, 2017 : $0.01

As of August, 10, 2017, 120,850,000 shares of the registrant’s common stock were outstanding.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.	32

Signatures	33

Exhibit Index	34

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

·

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

·

Revenues will be generated by fees received from the purchase of the equipment.  We will be able to link our customers to the manufacturer’s website directly from our site and we would be paid a fee for directing the traffic that result in sales;

·

We plan to offer banner advertising on our website for new manufacturers hoping to launch new products;

·

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

Production Phase of Operations

General .   Once a well is “completed” such that all surface equipment necessary to control the flow of, or to shut down, a well has been installed, including the gathering pipeline, production operations will commence. We will be responsible for selling oil and natural gas production. We will attempt to sell the oil and natural gas produced from a prospect on a competitive basis at the best available terms and prices. Domestic sales of oil will be at fair market prices. We will not make any commitment of future production that does not primarily benefit us.  We will sell natural gas discovered by it at spot market or negotiated prices domestically, based upon a number of factors, such as the quality of the natural gas, well pressure, estimated reserves, prevailing supply conditions and any applicable price regulations promulgated by the Federal Energy Regulatory Commission (“ FERC ”).

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

Expenditure of Production Revenues .   Our share of production revenue from a given well will be burdened by and/or subject to royalties and overriding royalties, monthly operating charges, and other operating costs. These items of expenditure involve amounts payable solely out of, or expenses incurred solely by reason of, production operations. We intend to deduct operating expenses from the production revenue for the corresponding period.

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

Production .   In most areas of operations within the United States the production of oil and natural gas is regulated by state agencies that set allowable rates of production and otherwise control the conduct of oil and natural gas operations. Among the ways that states control production is through regulations that establish the spacing of wells or in some instances may limit the number of days in a given month during which a well can produce.

Environmental .   Our drilling and production operations will also be subject to environmental protection regulations established by federal, state, and local agencies that in turn may necessitate significant capital outlays that would materially affect the financial position and our business operations. These regulations, enacted to protect against waste, conserve natural resources and prevent pollution, could necessitate spending funds on environmental protection measures, rather than on drilling operations. If any penalties or prohibitions were imposed for violating such regulations, our operations could be adversely affected.

Natural Gas Transportation and Pricing .   FERC regulates the rates for interstate transportation of natural gas as well as the terms for access to natural gas pipeline capacity. Pursuant to the Wellhead Decontrol Act of 1989, however, FERC may not regulate the price of natural gas. Such deregulated natural gas production may be sold at market prices determined by supply and demand, Btu content, pressure, location of wells, and other factors. We anticipate that all of the natural gas produced by our wells will be considered price decontrolled natural gas and that each natural gas will be sold at fair market value.

Proposed Regulation .   Various legislative proposals are being considered in Congress and in the legislatures of various states, which, if enacted, may significantly and adversely affect the petroleum and natural gas industries. Such proposals involve, among other things, the imposition of price controls on all categories of natural gas production, the imposition of land use controls, such as prohibiting drilling activities on certain federal and state lands in protected areas, as well as other measures. At the present time, it is impossible to predict what proposals, if any, will actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals will have on our operations.  On December 19, 2007, President Bush signed into law the Energy Independence and Security Act (“EISA”), a law targeted at reducing national demand for oil and increasing the supply of alternative fuel sources.  While EISA does not appear to directly impact on our operations or cost of doing business, its impact on the oil and gas industry in general is uncertain.  No prediction can be made as to what additional legislation may be proposed, if any, affecting the competitive status of an oil and gas producer, restricting the prices at which a producer may sell its oil and gas or the market demand for oil and gas nor can it be predicted which proposals, including those presently under consideration, if any, might be enacted, nor when any such proposals, if enacted, might become effective.

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

Phase 1.    Field identification .  In some instances the seller will have a formal divestiture department that will provide a sales catalog of leases which will be available for sale.  Review of the technical filings made to the states along with a review of the regional geological relationships, released well data and the production history for each lease will be utilized.  In addition a review of the proprietary technical data in the sellers office will be made and calculation of a bid price for the field.  We believe that the estimated cost of Phase 1 for one property will be approximately $5,000.

Phase 2.    Submission of the Bid .  Each bid will be made subject to further verification of production capacity, equipment condition and status, and title.  We believe that the estimated cost of Phase 2 for one property will be approximately $50,000.

Phase 3.    Closing .  Final price negotiation will take place. Cash transfer and issuance of title opinions.  Tank gauging and execution of transfer orders.  The cost of Phase 3 cannot be estimated at this time and is entirely dependent upon negotiations with the seller and the seller’s offering price for the property.

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

Transportation and Production

Transportation and Sale of Oil and Natural Gas . We can make sales of oil, natural gas and condensate at market prices which are not subject to price controls at this time. The price that we receive from the sale of these products is affected by our ability to transport and the cost of transporting these products to market. Under applicable laws, the Federal Energy Regulatory Commission (“FERC”) regulates:

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

Regulation of Drilling and Production . Our proposed drilling and production operations are subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. Among other matters, these statutes and regulations govern:

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

Environmental Regulations

General . Our operations are affected by the various state, local and federal environmental laws and regulations, including the:

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

As of April 30, 2017, our total assets were 2 and our total liabilities were $105,033. The total liabilities consist of $36,000 accrued rent expense due to Marnie Kuhn, a related party, $50,360 related party loan due to Zoltan Nagy, CEO of the Company, and $18,673 accounts payable and accrued liabilities.

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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BLACK ROCK PETROLEUM COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Black Rock Petroleum Company

Point Roberts, Washington

This is an amendment to the Report of Independent Registered Public Accounting Firm. The Accounting Firm, MaloneBailey, LLP, www.malonebailey.com, Houston, Texas, has not affirmed the accuracy of this report.

EXPLANATORY PARAGRAPH of non representation of Accounting Firm, MaloneBailey, LLP.

The Company has no funds to pay for the audit and therefore cannot receive the independent registered public accounting firm confirmation of the audit. The Company regrets that it has insufficient funds and as a result the company can no longer enlist the services of MaloneBailey, LLP. We thank MalonBailey, LLP for all of their work over the years, and we hope that we can once resume/retain them again.

BLACK ROCK PETROLEUM COMPANY
BALANCE SHEETS
	As of April 30 2017	As of April 30 2016
ASSETS
Current Assets
Cash and cash equivalents	$ 2	$ 86
Total current assets	2	86

TOTAL ASSETS	$ 2	$ 86
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$ 18,673	$ 16,142
Due to related parties	86,360	65,004
Total current liabilities	105,033	81,146

Stockholder's deficit
Share capital
Authorized:
100,000,000 preferred shares, par value $0.00001
200,000,000 common shares, par value $0.00001
Issued and outstanding:
Nil preferred shares
120,850,000 common shares	1,209	1,209

Accumulated deficit	(106,240)	(82,269)
Total stockholders' deficit	(105,031)	(81,060)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 2	$ 86

The accompanying notes are an integral part of these financial statements.

BLACK ROCK PETROLEUM COMPANY STATEMENTS OF OPERATIONS
(Unaudited)

	For the Year	For the Year
	Ended	Ended
	April 30	April 30
	2017	2016

Expenses
Accounting and legal	$ 11,254	$ 20,061
Rent	12,000	12,000
Stock Management Fees	717	3,544

Loss from operations	(23,971)	(35,605)

Net loss	$ (23,971)	$ (35,605)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding
Basic and diluted	120,850,000	120,850,000

The accompanying notes are an integral part of these financial statements.

BLACK ROCK PETROLEUM COMPANY
STATEMENTS OF STOCKHOLDER’S DEFICIT

	Preferred stock		Common stock		Additional	Share	Accumulated	Total
	Shares	Amount	Shares	Amount	paid-in capital	Subscriptions receivable	deficit	stockholder's
								deficit

Balance April 30 , 2014	-	$ -	120,850,000	$ 1,209	-	$ (1,088)	$ (46,664)	$ (46,543)
Net loss	-	$ -	-	$ -	-	$ -	$ (35,605)	$ (35,605)
Subscription payment	-	$ -	-	$ -	-	$ 1,088	$ -	$ 1,088
Balance April 30, 2015	-	$ -	120,850,000	$ 1,209	$ -	$ -	$ (82,269)	$ (81,060)

Net loss	-	-	-				$ (23,971)	$ (23,971)

Balance April 30, 2016	-	$ -	120,850,000	$ 1,209	$ -	$ -	$ (106,240)	$ (105,031)

The accompanying notes are an integral part of these financial statements.

B LACK ROCK PETROLEUM COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)

	For the Year	For the Year
	Ended	Ended
	April 30	April 30
	2017	2016

Cash flows from operating activities
Net loss	$ (23,971)	$ (35,605)

Adjustments to reconcile net loss to net cash used in operating activities
Accounts payable and accrued liabilities Due to related parties	11,87812,000	21,51712,000
Net cash used in operating activities	(93)	(2,088)

Cash flows from financing activities
Proceeds from subscription receivable		1,088
Payments to related party	(1,200)
Proceeds from related party	1,209	1,085
Net cash used in financing activities	9	2,173
Increase (Decrease) in cash and cash equivalents	(84)	85

Cash and cash equivalents , beginning of year	$ 86	$ 1

Cash and cash equivalents , end of year	$ 2	$ 86

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest	-	-
NON -CASH TRANSACTIONS Operating expenses paid by related party $9,347 and $21,033(for the year ended April 30,2016 and 2015 paid for respectively) Cash paid for income taxes	-	-

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

2.

GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company has net loss generated for the year and   negative cash flow of ($106,240) through April 30, 2017. The Company has sustained losses and additional equity financing will be required by the Company to fund its development activities and to support operations. However, there is no assurance that the Company will be able to obtain additional financing. The Company has not generated any operating revenues to date. Furthermore, the Company’s existence is dependent upon management’s ability to develop profitable operations. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

3.          RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

4.

SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

As at April 30, 2017 cash and cash equivalents consist of only cash.

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

Stock-Based Compensation

The Company adopted ASC 718, Compensation – Stock-Based Compensation , to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

We did not grant any stock options during the year ended April 30, 2017 and 2016.

5.

DUE TO RELATED PARTY

During the year ended April 30, 2017, the director paid for $50,360 of the Company’s expenses.

During the year ended April 30, 2017, the sole director of the Company purchased all common stock of the Company from Starflick.Com Incorporated for the consideration amount of $1,209.

As of April 30, 2017 and 2016, $50,360 and $41,004 was due to director. The amount due to director was unsecured, non-interest bearing and due on demand.

On April 1, 2013, the Company entered into a two-year lease agreement with Marnie Kuhn, a related party, to lease its corporate office for $1,000 monthly. The current space is 950 SQ. Feet. The lease expired on April 1, 2015 and was renewed with the new expiration date of March 31, 2018. The Company has not made any payment to the related party. As of April 30, 2017 and 2016, $36,000 and $24,000 was due to this relate party.

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

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. However MaloneBailey, LLP, and the Company has disengaged as Auditor/Client due to insufficient funds to pay for the audit. Our financial statements for the the Quarter April 30, 2016, included in this report are not audited by MaloneBailey, LLP, as set forth in this annual report. Explanation of this is in F1 titled EXPLANATORY PARAGRAPH of non representation of Accounting Firm, MaloneBailey, LLP.

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework . Based on our assessment, as of April 30, 2016, the Company’s internal control over financial reporting was not effective as follows: (1) limited or lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function and (2) no independent directors.

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

The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)

Zoltan Nagy	51	president, principal executive officer, principal financial
1361 Peltier Drive		officer, principal accounting officer, secretary, treasurer
Point Roberts, Washington 98281		and sole member of the board of directors

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

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as Exhibit 14.1 with our Form 10-K/A-1 filed with the Securities and Exchange Commission on September 16, 2016

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.  A copy of the disclosure committee charter is filed as Exhibit 99.2 with our Form 10-K/A-1 filed with the Securities and Exchange Commission on September 16, 2016.

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

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension Value &
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position [1]	Year	($)	($)	($)	($)	(S)	($)	($)	($)
	2017	0	0	0	0	0	0	0	0
Zoltan Nagy	2016	0	0	0	0	0	0	0	0
President	2015	0	0	0	0	0	0	0	0

We have no employment agreements with our sole officer. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.  Further, no compensation has been paid subsequent to April 30, 2017.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole officer and director other than as described herein.

Compensation of Directors

The sole member of our board of directors is not compensated for his services as a director. The board has not implemented a plan to award options to our directors. There are no contractual arrangements with our sole director. We have no director’s service contracts.  The following table sets forth compensation paid to our sole director from inception on April 24, 2013 to our year end on April 30, 2017.  Since that time we have not paid any compensation to Mr. Nagy either as an executive officer or as a director.

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

From inception (April 24, 2013) to April 30, 2017, we incurred $54,673.28 for accounting and legal expenses and $36,000 for rent, of which, $18,886 was paid by Zoltan Nagy, our sole officer and director.  As at April 30, 2016, the above noted $18,886 has been included in the amount due Mr. Nagy. The amount due Mr. Nagy is unsecured, non-interest bearing and due on demand.

From inception (April 24, 2013) to April 30, 2017, Mr. Nagy loaned us $0 as deposit to open a bank account.  [The loan of $121 has been converted to payment for shares on behalf of Starflick.]

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

2017	$	___ _0_____	MaloneBailey, LLP
2016		$7,450	MaloneBailey, LLP

(2)

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2017	$0	MaloneBailey, LLP
2016	$0	MaloneBailey, LLP

(3)

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2017	$0	MaloneBailey, LLP
2016	$0	MaloneBailey, LLP

(4)

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2017	$0	MaloneBailey, LLP
2016	$0	MaloneBailey, LLP

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this August 14, 2017,

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

Signature	Title	Date

/s/ Zoltan Nagy	President, Principal Executive Officer,	August 14, 2017
Zoltan Nagy	Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation.	S-1	7/08/13	3.1

3.2	Bylaws.	S-1	7/08/13	3.2

3.3	Amended Articles of Incorporation.	S-1	7/08/13	3.3

14.1	Code of Ethics.	10-K/A	9/16/14	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K/A	9/16/14	99.1

99.2	Disclosure Committee Charter.	10-K/A	9/16/14	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X