Form 10-Q
period 2017-07-31
Black Rock Petroleum Co
filed 2017-09-14
CIK 1580095

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 31, 2017

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

BLACK ROCK PETROLEUM COMPANY
Balance Sheet
(Unaudited)
	July 31	Apr 30
	2017	2017
	$	$
ASSETS
Current Assets
Cash and cash equivalents	2	2
Total current assets	2	2

TOTAL ASSETS	2	2

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	61,280	54,673
Due to related parties	50,360	50,360
Total current liabilities	111,640	105,033
Stockholder's equity (Deficiency)
Share capital
Authorized:
100,000,000 preferred shares, par value $0.00001
200,000,000 common shares, par value $0.00001
Issued and outstanding:
Nil preferred shares
120,850,000 common shares	1,209	1,209

Accumulated deficit	(112,847)	(106,240)
Total stockholders' equity (deficit)	(111,638)	(105,031)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	2	2

BLACK ROCK PETROLEUM COMPANY
Statement of Operations and Comprehensive Loss
(Unaudited)

	Three months	Three months
	Ended	Ended
	July 31	Apr 30
	2017	2017
	$	$
Expenses
Accounting and legal	2,857	3,854
Rent	3,000	3,000
Stock management fees	750	-

Loss from operations	(6,607)	(6,854)

Net loss and comprehensive loss for the period	(6,607)	(6,854)

Basic and diluted loss per share	(0.00)	(0.00)

Weighted average number of common shares outstanding
Basic and diluted	120,850,000	120,850,000

The accompanying notes are an integral part of these unaudited financial statements.

BLACK ROCK PETROLEUM COMPANY
Statement of Cash Flows
(Unaudited)

	Three months	Three months
	Ended	Ended
	July 31	Apr 30
	2017	2017
	$	$
Cash flows from operating activities

Net income (Loss)	(6,607)	(6,854)

Changes in non-cash working capital
Accounts payable and accrued liabilities	6,607	(1,519)
Due to related parties	-	9,582
Net cash used in operating activities	6,607	8,063

Increase (Decrease) in cash and cash equivalents	-	1,209

Cash and cash equivalents, beginning of period	2	86

Cash and cash equivalents, end of period	2	1,295

SUPPLEMENTAL CASHFLOW INFORMATION

Cash paid for interest	-	-
Cash paid for income taxes	-	-

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

3. DUE TO RELATED PARTY

During the six months ended July 31, 2017, the sole officer and director of the Company paid certain expense on behalf of the Company.

As of July 31, 2017 and July 31, 2016, $48,733 and $41,004, respectively, was due to the sole officer and director. The amount due was unsecured, non-interest bearing and due on demand.

4.  PREFERRED AND COMMON STOCK

We have 200,000,000 shares of common stock authorized at par value of $0.00001 per share. All shares of stock are non-assessable and non-cumulative, with no pre-emptive rights.

On April 24, 2013, the Company issued 120,850,000 shares of common stock for the consideration amount of $1,209.

As of July 31, 2017, there are 120,850,000 shares of common stock outstanding.

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

Results of Operations for the three and six months ended July 31, 2017.

We have not earned any revenues during the three months ended July 31, 2017. We incurred expenses and a net loss in the amount of $8,260. For the three months ended July 31, 2017, our expenses during the quarter consisted of audit and accounting fees of $5,113, rent of $3,000.

For the six months ended July 31, 2017, we incurred expenses and a net loss in the amount of $15,114. Our expenses during the quarter consisted of legal, audit and accounting fees of $8,967 and filing fees of $1,774, and rent of $6,000. i

Our losses are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of July 31, 2017, we had total current assets of $ 95 of cash. We had current liabilities of $96,269

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

Off Balance Sheet Arrangements

As of July 31, 2017, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Misael Aguirre. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2017, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2017.

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

·	have existing infrastructure or the ability to install our own infrastructure of oil and natural gas; and pipelines and production platforms.

During the first quarter of 2017, management engaged in a detailed strategic review of development lands, exploratory lands and working interest partners.  The outcome of these reviews lead to an internal declaration of possible joint ventures and possible leases of core and non-core properties. Those properties  fall within range of what management believes are their true values.

   There were no changes in our internal control over financial reporting during the quarter ended July 31 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of September, 2017.

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