Form 10-Q
period 2017-10-31
Black Rock Petroleum Co
filed 2017-12-13
CIK 1580095

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED October 31, 2017

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

As of October 31, 2017, there were 120,850,000 shares of the registrant's $0.00001 par value common stock issued and outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

BLACK ROCK PETROLEUM COMPANY
Balance Sheet
(Unaudited)
	Oct 31	July 31
	2017	2017
	$	$
ASSETS
Current Assets
Cash and cash equivalents	2	2
Total current assets	2	2

TOTAL ASSETS	2	2
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	61,280	54,673
Due to related parties	50,360	50,360
Total current liabilities	111,640	105,033
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

BLACK ROCK PETROLEUM COMPANY
Statement of Operations and Comprehensive Loss
(Unaudited)

	Three months	Three months
	Ended	Ended
	Oct 31	July 31
	2017	2017
	$	$
Expenses
Accounting and legal	2,857	3,854
Rent	3,000	3,000
Stock management fees	750	-

Loss from operations	(6,607)	(6,854)

Net loss and comprehensive loss for the period	(6,607)	(6,854)

Basic and diluted loss per share	(0.00)	(0.00)

Weighted average number of common shares outstanding
Basic and diluted	120,850,000	120,850,000

The accompanying notes are an integral part of these unaudited financial statements.

BLACK ROCK PETROLEUM COMPANY
Statement of Cash Flows
(Unaudited)

	Three months	Three months
	Ended	Ended
	Oct 31	July 31
	2017	2017
	$	$
Cash flows from operating activities

Net income (Loss)	(6,607)	(6,854)

Changes in non-cash working capital
Accounts payable and accrued liabilities	6,607	(1,519)
Due to related parties	-	9,582
Net cash used in operating activities	6,607	8,063

Increase (Decrease) in cash and cash equivalents	-	1,209

Cash and cash equivalents, beginning of period	2	86

Cash and cash equivalents, end of period	2	1,295

SUPPLEMENTAL CASHFLOW INFORMATION

Cash paid for interest	-	-
Cash paid for income taxes	-	-

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

The interim unaudited financial statements as of Oct 31, 2017, and for the three and six months ended October 31, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended April 30,2017.

2. GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($97,383) through October 31, 2017. The Company has sustained losses and additional equity financing will be required by the Company to fund its development activities and to support operations. However, there is no assurance that the Company will be able to obtain additional financing. The Company has not generated any operating revenues to date. Furthermore, the Company’s existence is dependent upon management’s ability to develop profitable operations. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

3. DUE TO RELATED PARTY

During the six months ended Oct 31, 2017, the sole officer and director of the Company paid certain expense on behalf of the Company.

As of Oct 31, 2017 and July 31, 2017, $48,733 and $41,004, respectively, was due to the sole officer and director. The amount due was unsecured, non-interest bearing and due on demand.

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

Results of Operations for the three and six months ended Oct 31, 2017.

We have not earned any revenues during the three months ended Oct 31, 2017. We incurred expenses and a net loss in the amount of $8,260. For the three months ended Oct 31, 2017, Our expenses during the quarter consisted of audit and accounting fees of $5,113, rent of $3,000.

For the six months ended Oct 31, 2017, we incurred expenses and a net loss in the amount of $15,114. Our expenses during the quarter consisted of legal, audit and accounting fees of $8,967 and filing fees of $1,774, and rent of $6,000. i

Our losses are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of Oct 31, 2017, we had total current assets of $ 95 of cash. We had current liabilities of $96,269

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

Off Balance Sheet Arrangements

As of Oct 31, 2017, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of Oct 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Misael Aguirre. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of Oct 31, 2017, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended Oct 31, 2017.

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

During the third quarter of 2017, management engaged in a detailed strategic review of development lands, exploratory lands and working interest partners.  The outcome of these reviews lead to an internal declaration of possible joint ventures and possible leases of core and non-core properties. Those properties fall within range of what management believes are their true values.

   There were no changes in our internal control over financial reporting during the quarter ended Oct` 31 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.          MINE SAFETY DISCLOSURES.

None.

ITEM 5.          OTHER INFORMATION.

       None.

ITEM 6. EXHIBITS.

		Incorporated by Reference
Exhibit	Document Description	Form	Date	Number/Filed Herewith
3.1	Articles of Incorporation.	S-1	7/08/13	3.1
3.2	Bylaws.	S-1	7/08/13	3.2
3.3	Amended Articles of Incorporation.	S-1	7/08/13	3.3
14.1	Code of Ethics.	10-		14.1
		K/A
31.1	Certification of Principal Executive Officer and Principal
	Financial Officer pursuant to Section 302 of the Sarbanes-Oxley			X
	Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial
	Officer pursuant to Section 906 of the Sarbanes-Oxley Act of			X
	2002.
99.2	Audit Committee Charter.	10-		99.2
		K/A
99.3	Disclosure Committee Charter.	10-		99.3
		K/A
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension – Schema.
101.CAL	XBRL Taxonomy Extension – Calculations.
101.DEF	XBRL Taxonomy Extension – Definitions.
101.LAB	XBRL Taxonomy Extension – Labels.
101.PRE	XBRL Taxonomy Extension – Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of December, 2017.

BLACK ROCK PETROLEUM COMPANY

BY:

ZOLTAN NAGY
Zoltan Nagy President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors

EXHIBIT INDEX

		Incorporated by Reference
Exhibit	Document Description	Form	Date	Number/Filed Herewith
3.1	Articles of Incorporation.	S-1	7/08/13	3.1
3.2	Bylaws.	S-1	7/08/13	3.2
3.3	Amended Articles of Incorporation.	S-1	7/08/13	3.3
14.1	Code of Ethics.	10-		14.1
		K/A
31.1	Certification of Principal Executive Officer and Principal
	Financial Officer pursuant to Section 302 of the Sarbanes-Oxley			X
	Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial
	Officer pursuant to Section 906 of the Sarbanes-Oxley Act of			X
	2002.
99.2	Audit Committee Charter.	10-		99.2
		K/A
99.3	Disclosure Committee Charter.	10-		99.3
		K/A
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension – Schema.
101.CAL	XBRL Taxonomy Extension – Calculations.
101.DEF	XBRL Taxonomy Extension – Definitions.
101.LAB	XBRL Taxonomy Extension – Labels.
101.PRE	XBRL Taxonomy Extension – Presentation.