Form 10-Q
period 2018-01-31
Black Rock Petroleum Co
filed 2018-03-19
CIK 1580095

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED January, 31, 2018

OR

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number   000-55281

BLACK ROCK PETROLEUM COMPANY

(Exact name of registrant as specified in its charter)

Nevada

(State of incorporation)

108 2559 Parkview Lane, Port Coquitlam, B.C, Canada

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

PART I - FINANCIAL INFORMATION

BLACK ROCK PETROLEUM COMPANY
Balance Sheet
(Unaudited)
	Jan 31	Oct 31
	2018	2017
	$	$
ASSETS
Current Assets
Cash and cash equivalents	1007	2
Total current assets	1007	2

TOTAL ASSETS	1007	2

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	61,280	54,673
Due to related parties	50,360	50,360
Total current liabilities	111,640	105,033
Stockholder's equity (Deficiency)
Share capital
Authorized:
100,000,000 preferred shares, par value $0.00001
200,000,000 common shares, par value $0.00001
Issued and outstanding:
Nil preferred shares
120,850,000 common shares	1,209	1,209

Accumulated deficit	(111,847)	(106,240)
Total stockholders' equity (deficit)	(110,631)	(105,031)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	1007	2

The accompanying notes are an integral part of these unaudited financial statements.

BLACK ROCK PETROLEUM COMPANY
Statement of Operations and Comprehensive Loss
(Unaudited)

	Three months	Three months
	Ended	Ended
	Jan31	Oct 31
	2018	2017
	$	$
Expenses
Accounting and legal	2,857	3,854
Rent	12000	3,000
Stock management fees	2750	-

Loss from operations	(6,607)	(6,854)

Net loss and comprehensive loss for the period	(6,607)	(6,854)

Basic and diluted loss per share	(0.00)	(0.00)

Weighted average number of common shares outstanding
Basic and diluted	120,850,000	120,850,000

The accompanying notes are an integral part of these unaudited financial statements.

BLACK ROCK PETROLEUM COMPANY
Statement of Cash Flows
(Unaudited)

	Three months	Three months
	Ended	Ended
	Jan 31	Oct 31
	2018	2017
	$	$
Cash flows from operating activities

Net income (Loss)	(6,607)	(6,854)

Changes in non-cash working capital
Accounts payable and accrued liabilities	6,607	(1,519)
Due to related parties	-	9,582
Net cash used in operating activities	6,607	8,063

Increase (Decrease) in cash and cash equivalents	-	1,209

Cash and cash equivalents, beginning of period	2	86

Cash and cash equivalents, end of period	2	1,295

SUPPLEMENTAL CASHFLOW INFORMATION

Cash paid for interest	-	-
Cash paid for income taxes	-	-

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

The interim unaudited financial statements as of Jan 31, 2018, and for the three and six months ended October 31, 2017 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended April 30,2017.

2. GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($97,383) through January,31, 2018. The Company has sustained losses and additional equity financing will be required by the Company to fund its development activities and to support operations. However, there is no assurance that the Company will be able to obtain additional financing. The Company has not generated any operating revenues to date. Furthermore, the Company’s existence is dependent upon management’s ability to develop profitable operations. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

3. DUE TO RELATED PARTY

During the six months ended Jan 31, 2018, the sole officer and director of the Company paid certain expense on behalf of the Company.

As of Jan 31, 2018 and July 31, 2017, $48,733 and $41,004, respectively, was due to the sole officer and director. The amount due was unsecured, non-interest bearing and due on demand.

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

We have not earned any revenues during the three months ended Oct 31, 2017. We incurred expenses and a net loss in the amount of $8,260. For the three months ended Oct 31, 2017, Our expenses during the quarter consisted of audit and accounting fees of $5,113, rent of $12,000.

For the six months ended Oct 31, 2017, we incurred expenses and a net loss in the amount of $15,114. Our expenses during the quarter consisted of legal, audit and accounting fees of $8,967 and filing fees of $1,774, and rent of $6,000.

Our losses are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of Jan 31, 2018, we had total current assets of $1096 of cash. We had current liabilities of $96,269

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

Off Balance Sheet Arrangements

As of Jan 31, 2018, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of Jan 31, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Misael Aguirre. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of Jan, 31, 2018, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended Jan 31, 2018.

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

•	have existing infrastructure or the ability to install our own infrastructure of oil and natural gas; and pipelines and production platforms.

During the third quarter of 2017, management engaged in a detailed strategic review of development lands, exploratory lands and working interest partners.  The outcome of these reviews lead to an internal declaration of possible joint ventures and possible leases of core and non-core properties. Those properties fall within range of what management believes are their true values.

   There were no changes in our internal control over financial reporting during the quarter ended Jan` 31 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 19th day of March, 2018.

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