Form 10-K/A
period 2016-04-30
Black Rock Petroleum Co
filed 2018-09-12
CIK 1580095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES [  ]   NO [ X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ ]   NO [X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if a smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ]   NO [ X  ]

As of September 10, 2018, 120,850,000 shares of the registrant’s common stock were outstanding.

Explanatory paragraph: The following Form 10-K/A for the year ended April 30, 2016 is being filed in order to correct certain errors in accounting; specifically, for accounts payable and related party payables.

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

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future.  Because we do not have any insurance, if we are made a party of a product’s liability action, we may not have sufficient funds to defend the litigation.  If that occurs a judgment could be rendered against us, which could cause us to cease operations.

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

The operator’s duties include testing formations during drilling and completing the wells by installing such surface and well equipment, gathering pipelines, heaters, separators, etc., as are necessary and normal in the area in which the prospect is located. We will pay the drilling and completion costs of the operator as incurred, except that we are permitted to make advance payments to the operator where necessary to secure drilling rigs, drilling equipment and for other similar purposes in connection with the drilling operations. If the operator determines that the well is not likely to produce oil and/or natural gas in commercial quantities, the operator will plug and abandon the well in accordance with applicable regulations.

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

Market for Oil and Gas Production

The market for oil and gas production is regulated by both the state and federal governments. The overall market is mature and with the exception of gas, all producers in a producing region will receive the same price. The major oil companies will purchase all crude oil offered for sale at posted field prices. There are price adjustments for quality difference from the Benchmark. Benchmark is Saudi Arabian light crude oil employed as the standard on which OPEC price changes have been based. Quality variances from Benchmark crude results in lower prices being paid for the variant oil. Oil sales are normally contracted with a purchaser, or gatherer as it is known in the industry, who will pick-up the oil at the well site. In some instances, there may be deductions for transportation from the well head to the sales point. At this time the majority of crude oil purchasers do not charge transportation fees, unless the well is outside their service area. The service area is a geographical area in which the purchaser of crude oil will not charge a fee for picking upon the oil. The purchaser, or oil gatherer as it is called within the oil industry, will usually handle all check disbursements to both the working interest and royalty owners. We will be a working interest owner. By being a working interest owner, we are responsible for the payment of our proportionate share of the operating expenses of the well. Royalty owners and over-riding royalty owners receive a percentage of gross oil production for the particular lease and are not obligated in any manner whatsoever to pay for the costs of operating the lease. Therefore, we, in most instances, will be paying the expenses for the oil and gas revenues paid to the royalty and over-riding royalty interests.

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

Phase 1.     Field identification.  In some instances, the seller will have a formal divestiture department that will provide a sales catalog of leases which will be available for sale.  Review of the technical filings made to the states along with a review of the regional geological relationships, released well data and the production history for each lease will be utilized.  In addition, a review of the proprietary technical data in the seller’s office will be made and calculation of a bid price for the field.  We believe that the estimated cost of Phase 1 for one property will be approximately $5,000.

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

In connection with the acquisition of an oil and gas lease for work-over operations, we will only do so if we can acquire 100% ownership of the working-interest and surface production equipment facilities with only minor expenses.  In exchange for an assignment of the lease, we will agree to assume the obligation to plug and abandon the well in the event that we determine that reworking operations are either too expensive or will not result in production in paying quantities.  The cost of plugging a well can run from $500 to $15,000, depending on the condition of the well.

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

While the foregoing regulations appear extensive, we believe that because it will initially be drilling and operating one oil or gas well, compliance with the foregoing regulations will not have any material adverse effect upon us. Further, we believe we will only spend minimal amounts of money to comply therewith in connection with its one proposed well.

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

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs, and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

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

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as ID and offer quotes, a dealers spread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers’ duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers’ rights and remedies in cases of fraud in penny stock transactions; and, FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

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

If we are unable to complete drilling one well on the property, we will suspend operations until we raise more money. If we can’t or don’t raise more money, we will cease operations. If we cease operations, we don’t know what we will do, and we don’t have any plans to do anything.

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

Our parent corporation, Starflick.com caused its sole officer and director, Zoltan Nagy, to advance the legal and accounting fees of $50,360 for our spin-off and registration statement. We are obligated to repay Mr. Nagy said amount. The amount is not evidenced by any written documentation. The balance outstanding is non-interest bearing and is due on demand. Mr. Nagy does not intend to demand repayment until such time as we are able to pay the balance due.

For the year ended April 30, 2016 our net loss was $11,971 compared to $25,896 for the year ended April 30, 2015. The decrease in the current year is due to a $8,807 decrease in professional fees and a $5,118 decrease in general and administrative expenses.

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

Our sole officer and sole director is willing to advance funds to us on an as needed basis until such time as we can sustain our operations without his assistance.  At the present time, we have not made any arrangements to raise additional cash, other than through as described herein. If we need additional cash and can’t raise or Mr. Nagy will not advance the same, we will either have to suspend operations until we do raise the cash or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

On November 15, 103, Starflick.com spun-off 120,850,000 shares of common stock pursuant to our registration statement in a public offering.  The spin-off did not raise any capital.

As of April 30, 2016, our total assets were $2 and our total liabilities were $71,324. The total liabilities consist of a $52,651 related party loan due to Zoltan Nagy, CEO of the Company, and $18,673 accounts payable and accrued liabilities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BLACK ROCK PETROLEUM COMPANY

FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Black Rock Petroleum Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Black Rock Petroleum Company as of April 30, 2016 and 2015 and the related statements of operations, changes in stockholder’s equity, cash flows, and the related notes (collectively referred to as “financial statements”) for the periods then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2016 and 2015 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2018.

Seattle, Washington

September 10, 2018

BLACK ROCK PETROLEUM COMPANY BALANCE SHEETS (Restated)
	April 30,
	2016	2015
ASSETS
Current Assets:
Cash	$2	$86
Total Current Assets	2	86
Total Assets	$2	$86
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$18,673	$16,942
Due to related parties	52,651	42,495
Total Current Liabilities	71,324	59,437
Total Liabilities	71,324	59,437

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 120,850,000 and 120,850,000 shares issued and outstanding, respectively	1,209	1,209
Accumulated deficit	(72,531)	(60,560)
Total stockholders' deficit	(71,322)	(59,351)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2	$86

The accompanying notes are an integral part of these restated financial statements.

BLACK ROCK PETROLEUM COMPANY STATEMENTS OF OPERATIONS (Restated)
	For the Years Ended April 30,
	2016	2015
Revenue	$-	$-

Operating Expenses:
Professional fees	11,254	20,061
General and administrative	717	5,835
Total operating expenses	11,971	25,896

Loss from operations	(11,971)	(25,896)

Net Loss	$(11,971)	$(25,896)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	120,850,000	120,850,000

The accompanying notes are an integral part of these restated financial statements.

BLACK ROCK PETROLEUM COMPANY STATEMENT OF STOCKHOLDERS’ DEFICIT (Restated)
	Common Stock		Share Subscriptions	Accumulated Deficit	Total
	Shares	Amount	Receivable
Balance at April 30, 2014 (restated)	120,850,000	$1,209	$(1,088)	$(34,664)	$(34,543)

Subscription payment	-	-	1,088	-	1,088

Net loss for the year ended April 30, 2015 (restated)	-	-	-	(25,896)	(25,896)

Balance at April 30, 2015 (restated)	120,850,000	1,209	-	(60,560)	(59,351)

Net loss for the year ended April 30, 2016 (restated)	-	-	-	(11,971)	(11,971)

Balance at April 30, 2016 (restated)	120,850,000	$1,209	$-	$(72,531)	$(71,322)

The accompanying notes are an integral part of these restated financial statements.

BLACK ROCK PETROLEUM COMPANY STATEMENTS OF CASH FLOWS (Restated)
	For the Years Ended April 30,
	2016	2015
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(11,971)	$(25,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Accounts payable and accrued liabilities	1,731	1,284
Net Cash Used in Operating Activities	(10,240)	(24,612)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds related parties	10,156	24,697
Net Cash Provided by Financing Activities	10,156	24,697

Net Increase (Decrease) in Cash	(84)	85
Cash at Beginning of Year	86	1
Cash at End of Year	$2	$86
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these restated financial statements.

BLACK ROCK PETROLEUM COMPANY

NOTES TO THE RESTATED FINANCIAL STATEMENTS

April 30, 2016

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Black Rock Petroleum Company, (“Black Rock” or “The Company”) located at 1361 Peltier Drive, Point Roberts WA, 98281, was formed on April 24, 2013 under the laws of the State of Nevada.  We have not commenced our planned principal operations. The Company’s fiscal year end is April 30.

We have not generated any operating revenues to date.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s restated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Income Taxes

The Company follow ASC 740-10-30, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was signed into law by the President of the United States. TCJA is a tax reform act that among other things, reduced corporate tax rates to 21 percent effective January 1, 2018. FASB ASC 740, Income Taxes, requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates in the year of enactment, which is the year in which the change was signed into law. Accordingly, the Company adjusted its deferred tax assets and liabilities at December 31,2017, using the new corporate tax rate of 21 percent. See Note 5.

The Company adopted ASC 740-10-25 (“ASC 740-10-25”) with regard to uncertainty income taxes.  ASC 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740-10-25 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures.  We had no material adjustments to our liabilities for unrecognized income tax benefits according to the provisions of ASC 740-10-25.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. There were no potentially dilutive shares for the years ended April 30, 2016 and 2015.

Recently issued accounting pronouncements

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its statements of cash flows.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In May 2014, August 2015, April 2016 and May 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016- from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016-10 (ASC Topic 10 (ASC Topic 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12 (ASC Topic 606) Revenue from Contracts with 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12 (ASC Topic 606) Revenue from Contracts with accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. The Company is in the process of assessing the impact, if any, on its financial statements.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

As reflected in the accompanying restated financial statements, the Company has an accumulated deficit of $72,531 at April 30, 2016, has no current operations and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These restated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the year ended April 30, 2016, the director paid for $50,360 of the Company’s expenses.

During the year ended April 30, 2016, the sole director of the Company purchased all common stock of the Company from Starflick.Com Incorporated for the consideration amount of $1,088. The $1,088 was never received and was credited to the related party payable.

As of April 30, 2016 and 2015, $52,651 and $42,495 is due to Zoltan Nagy, CEO. The amount due is unsecured, non-interest bearing and due on demand.

NOTE 5 - COMMON STOCK

On April 24, 2013, the Company issued 120,850,000 shares of common stock for the consideration amount of $1,088 to the parent company, Starflick.Com Incorporated. During the year ended April 30, 2016, the sole director of the Company purchased all of the shares of common stock from Starflick.Com Incorporated for the consideration amount of $1,088. The $1,088 was never received and was credited to the related party payable.

NOTE 6 – INCOME TAXES

At April 30, 2016, the Company had net operating loss carry forwards of approximately $72,500 that maybe offset against future taxable income.  No tax benefit has been reported in the At April 30, 2016 or 2015 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act establishes new tax laws that affects 2018 and future years, including a reduction in the U.S. federal corporate income tax rate to 21% effective January 1, 2018. For certain deferred tax assets and deferred tax liabilities, we have applied the new rate retroactively.

The provision for Federal income tax consists of the following for the years ended April 30, 2016 and 2015:

	2016	2015
Federal income tax benefit attributable to:
Current operations	$2,250	$5,440
Less: valuation allowance	(2,250)	(5,440)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% (the U.S. federal income tax rate of 21% is being used due to the new tax law recently enacted) of significant items comprising our net deferred tax amount is as follows as of April 30, 2016 and 2015:

	2016	2015
Deferred Tax Assets:
NOL Carryover	$15,200	$12,700
Less valuation allowance	(15,200)	(12,700)
Net deferred tax assets	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

ASC Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of April 30, 2016 and 2015 the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 6 – RESTATEMENT

The April 30, 2016 and 2015 financial statements are being restated to remove amounts for rent expense that were accounted for in error.

The following tables summarize changes made to the April 30, 2016 and 2015 balance sheets.

	April 30, 2015
Balance Sheet:	As Reported	Adjustment	As Restated
Cash	$86	$-	$86
Total assets	$86	-	$86

Accounts payable	$40,942	$(24,000)	$16,942
Due to related parties	40,204	2,291	42,495
Total liabilities	81,146	(21,709)	59,437

Preferred Stock	-	-	-
Common stock	1,209	-	1,209
Accumulated deficit	(82,269)	21,709	(60,560)
Total Stockholders’ Equity	(81,060)	21,709	(59,351)
Total liabilities and stockholders’ equity	$86	$-	$86

	April 30, 2016
Balance Sheet:	As Reported	Adjustment	As Restated
Property & equipment	$2	$-	$2
Total assets	$2	-	$2

Accounts payable	$54,673	$(36,000)	$18,673
Due to shareholder	50,360	2,291	52,651
Total liabilities	105,033	(33,709)	71,324

Preferred Stock	-	-	-
Common stock	1,209	-	1,209
Accumulated deficit	(106,240)	33,709	(72,531)
Total Stockholders’ Equity	(105,031)	33,709	(71,322)
Total liabilities and stockholders’ equity	$2	$-	$2

The following table summarizes changes made to the years ended April 30, 2016 and 2015 Statements of Operations.

	For the year ended April 30, 2015
	As Reported	Adjustment	As Restated
Accounting and legal expense	$(20,061)	$-	$(20,061)
Rent expense	(12,000)	12,000	-
Stock management fees	(3,544)	(2,291)	(5,835)
Net Loss	$(35,605)	$9,709	$(25,896)

	For the year ended April 30, 2016
	As Reported	Adjustment	As Restated
Accounting and legal expense	$(11,254)	$-	$(11,254)
Rent expense	(12,000)	12,000	-
Stock management fees	(717)	-	(717)
Net Loss	$(23,971)	$12,000	$(11,971)

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statement were available to be issued on September 10, 2018, and has determined that there are no material subsequent events that require disclosure in these restated financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K/A.

As of February 1, 2015, Malone Bailey, LLP was no longer engaged as the Company’s independent registered public accountant.

On July 9, 2018, the company engaged Michael Gillespie & Associates, PLLC as its new independent registered public accountant.

ITEM 9A.  CONTROLS AND PROCEDURES

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the year ended April 30, 2016 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Audit Committee and Charter

We have a separately-designated audit committee of the board.  Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter is filed as Exhibit 99.1 with our Form 10-K/A filed with the Securities and Exchange Commission on September 16, 2014.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as Exhibit 14.1 with our Form 10-K/A filed with the Securities and Exchange Commission on September 16, 2014.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.  A copy of the disclosure committee charter is filed as Exhibit 99.2 with our Form 10-K/A filed with the Securities and Exchange Commission on September 16, 2014.

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

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(j)
Name and Principal Position [1]		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value & Nonqualified Deferred Compensation Earnings	Total
	Year	($)	($)	($)	($)	(S)	($)	($)
Zoltan Nagy	2016	0	0	0	0	0	0	0
President	2015	0	0	0	0	0	0	0

We have no employment agreements with our sole officer. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.  Further, no compensation has been paid subsequent to April 30, 2016.

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

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value & Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Zoltan Nagy	0	0	0	0	0	0	0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Name and Address	Number of Shares	Percentage of Ownership
Maximum Ventures Holdings	7,470,000	6.181%
Harmony Ridge Corp.	7,040,000	5.825%

Beneficial Ownership [1]
Zoltan Nagy	100,000,000	82.75%
1361 Peltier Drive
Point Roberts, WA 98281

All Officers and Directors as a Group	100,000,000	82.75%

Maximum Ventures Holdings LLC and Harmony Ridge Corp	14,510,000	12.01%

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

As of April 30, 2016, and 2015, $52,651 and $42,495 is due to Zoltan Nagy, CEO. The amount due is unsecured, non-interest bearing and due on demand.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

		2016	2015
Audit Fees		$7,450	$7,450
Audit-Related Fees		0	0
Tax Fees			0
All Other Fees	$		$0

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

PART IV

ITEM 15. EXHIBITS

		Incorporated by Reference
Exhibit	Document Description	Form	Date	Number/Filed Herewith
3.1	Articles of Incorporation.	S-1	7/08/13	3.1
3.2	Bylaws.	S-1	7/08/13	3.2
3.3	Amended Articles of Incorporation.	S-1	7/08/13	3.3
14.1	Code of Ethics.	10-	9/16/14	14.1
		K/A
31.1	Certification of Principal Executive Officer and Principal
	Financial Officer pursuant to Section 302 of the Sarbanes-Oxley			X
	Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial
	Officer pursuant to Section 906 of the Sarbanes-Oxley Act of			X
	2002.
99.2	Audit Committee Charter.	10-	9/16/14	99.1
		K/A
99.3	Disclosure Committee Charter.	10-	9/16/14	99.2
		K/A
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension – Schema.
101.CAL	XBRL Taxonomy Extension – Calculations.
101.DEF	XBRL Taxonomy Extension – Definitions.
101.LAB	XBRL Taxonomy Extension – Labels.
101.PRE	XBRL Taxonomy Extension – Presentation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this September 12, 2018,

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

Signature	Title	Date

/s/ Zoltan Nagy	President, Principal Executive Officer,	September 12, 2018
Zoltan Nagy	Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors