Form 10-Q/A
period 2016-07-31
Black Rock Petroleum Co
filed 2018-10-04
CIK 1580095

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 3

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended July 31, 2016

  [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

Commission file number:  000-55281

BLACK ROCK PETROLEUM COMPANY

(Exact name of registrant as specified in its charter)

Nevada
(State or Other Jurisdiction of Incorporation or Organization)

1361 Peltier Drive Point Roberts, Washington 98281
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (604) 783-9664

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [  ]        No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [  ]       No  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Non-accelerated filer [ ] Emerging growth company [ ]	Accelerated filer [ ] Smaller reporting company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  Yes  [  ]        No  [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of October 1, 2018, the issuer had 120,850,000 shares of its common stock issued and outstanding.

EXPLANATORY NOTE

The following Form 10-Q/A for the quarter ended July 31, 2016 is being filed in order to correct certain errors in accounting; specifically, for accounts payable and related party payables.

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BLACK ROCK PETROLEUM COMPANY

INDEX TO FINANCIAL STATEMENTS

Condensed Balance Sheets as of July 31, 2016 (unaudited) (restated) and April 30, 2016 (restated)	4
Condensed Statements of Operations for the Three Months ended July 31, 2016 and 2015 (unaudited) (restated)	5
Condensed Statements of Cash Flows for the Three Months ended July 31, 2016 and 2015 (unaudited) (restated)	6
Notes to the Condensed Restated Financial Statements (unaudited)	7

BLACK ROCK PETROLEUM COMPANY CONDENSED BALANCE SHEETS

	July 31, 2016	April 30, 2016
ASSETS	(Unaudited) (Restated)	(Restated)
Current Assets:
Cash	$2	$2
Total Assets	$2	$2

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$20,673	$18,673
Due to related parties	52,651	52,651
Total Current Liabilities	73,324	71,324
Total Liabilities	73,324	71,324
Stockholders' Deficit:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock par value $0.001; 200,000,000 shares authorized, 120,850,000 and 120,850,000 shares issued and outstanding, respectively	1,209	1,209
Accumulated deficit	(74,531)	(72,531)
Total Stockholders' Deficit	(73,322)	(71,322)
Total Liabilities and Stockholders' Deficit	$2	$2

The accompanying notes are an integral part of these unaudited restated condensed financial statements.

BLACK ROCK PETROLEUM COMPANY CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended July 31,
	2016	2015
	(Restated)	(Restated)
Revenue	$-	$-

Operating Expenses:
Professional fees	2,000	-
Total operating expenses	2,000	-

Loss from operations	(2,000)	-

Net Loss	$(2,000)	$-

Loss per share, basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding, basic and diluted	120,850,000	120,850,000

The accompanying notes are an integral part of these unaudited restated condensed financial statements.

BLACK ROCK PETROLEUM COMPANY CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Three Months Ended July 31,
	2016	2015
	(Restated)	(Restated)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(2,000)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Accounts payable	2,000	-
Net Cash Used in Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-

Net Change in Cash	-	-
Cash at Beginning of Period	2	86
Cash at End of Period	$2	$86

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited restated condensed financial statements.

BLACK ROCK PETROLEUM COMPANY

NOTES TO CONDENSED RESTATED FINANCIAL STATEMENTS

July 31, 2016

(Unaudited)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited restated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending April 30, 2017. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2016.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the unaudited restated condensed financial statements for the three months ended July 31, 2016.

Recently issued accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited restated condensed financial statements, the Company has an accumulated deficit of $74,531 at July 31, 2016, has no current operations and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These restated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended April 30, 2016, Zoltan Nagy, CEO and Director, advanced $50,360 to the Company to pay for general operating expenses. As of July 31, 2016, and April 30, 2016, $52,651 and $52,651 is due to Mr. Nagy, respectively. The amount due is unsecured, non-interest bearing and due on demand.

During the year ended April 30, 2016, the sole director of the Company purchased all common stock of the Company from Starflick.Com Incorporated for the consideration amount of $1,088. The $1,088 was never received and was credited to the related party payable.

NOTE 5 – COMMON STOCK

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

NOTE 6 – RESTATEMENTS

The July 31, 2016 and 2015 Statement of Operations and the July 31, 2016 and April 30, 2016 balance sheets are being restated to remove amounts for rent expense that were accounted for in error and to correct accounts payable.

The following tables summarize changes made to the July 31, 2016 and April 30, 2016 balance sheets.

	April 30, 2016
	As Reported	Adjustment	As Restated
Cash	$2	$-	$2
Total assets	$2	-	$2

Accounts payable	$54,673	$(36,000)	$18,673
Due to related parties	50,360	2,291	52,651
Total liabilities	105,033	(33,709)	71,324

Preferred Stock	-	-	-
Common stock	1,209	-	1,209
Accumulated deficit	(106,240)	33,709	(72,531)
Total Stockholders’ Deficit	(105,031)	33,709	(71,322)
Total liabilities and stockholders’ deficit	$2	$-	$2

	July 31, 2016
	As Reported	Adjustment	As Restated
Cash	$2	$-	$2
Total assets	$2	$-	$2

Accounts payable	$22,280	$(1,607)	$20,673
Due to related parties	89,360	(36,709)	52,651
Total liabilities	111,640	(38,316)	73,324

Preferred Stock	-	-	-
Common stock	1,209	-	1,209
Accumulated deficit	(112,847)	38,316	(74,531)
Total stockholders’ deficit	(111,638)	38,316	(73,322)
Total liabilities and stockholders’ deficit	$2	$-	$2

The following tables summarize changes made to the three months ended July 31, 2016 and 2015 Statements of Operations.

	For the three months ended July 31, 2015
	As Reported	Adjustment	As Restated
Professional fees	$3,854	$(3,854)	$-
General and administrative	3,000	(3,000)	-
Net Loss	$(6,854)	$6,854	$-

	For the three months ended July 31, 2016
	As Reported	Adjustment	As Restated
Professional fees	$2,857	$(857)	$(2,000)
General and administrative	3,000	(3,000)	-
Stock management fees	750	(750)	-
Net Loss	$(6,607)	$4,607	$(2,000)

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the restated financial statements were available to be issued on October 3, 2018 and has determined that there are no material subsequent events that require disclosure in these restated financial statements.

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

For the three months ended July 31, 2016 our net loss was $2,000 compared to $0 for the three months ended July 31, 2015.

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

As of July 31, 2016, our total assets were $2 and our total liabilities were $73,324. The total liabilities consist of a $52,651 related party loan due to Zoltan Nagy, CEO of the Company, and $20,673 of accounts payable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended July 31, 2016 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any litigation.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this October 4, 2018,

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

Signature	Title	Date

/s/ Zoltan Nagy	President, Principal Executive Officer,	October 4, 2018
Zoltan Nagy	Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors