Form 10-Q/A
period 2016-10-31
Black Rock Petroleum Co
filed 2018-10-05
CIK 1580095

U.S. SECURITIES AND EXCHANGE COMMISSION

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

  Yes  [  ]        No  [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of October 3, 2018, the issuer had 120,850,000 shares of its common stock issued and outstanding.

EXPLANATORY NOTE

The following Form 10-Q/A for the quarter ended October 31, 2016 is being filed in order to correct certain errors in accounting; specifically, for accounts payable and related party payables.

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BLACK ROCK PETROLEUM COMPANY

INDEX TO FINANCIAL STATEMENTS

Condensed Balance Sheets as of October 31, 2016 (unaudited) (restated) and April 30, 2016 (restated)	4
Condensed Statements of Operations for the Three and Six Months ended October 31, 2016 and 2015 (unaudited) (restated)	5
Condensed Statements of Cash Flows for the Six Months ended October 31, 2016 and 2015 (unaudited) (restated)	6
Notes to the Condensed Restated Financial Statements (unaudited)	7

BLACK ROCK PETROLEUM COMPANY CONDENSED BALANCE SHEETS

	October 31, 2016	April 30, 2016
ASSETS	(Unaudited) (Restated)	(Restated)
Current Assets:
Cash	$2	$2
Total Assets	$2	$2

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$15,473	$18,673
Due to related parties	57,891	52,651
Total Current Liabilities	73,364	71,324
Total Liabilities	73,364	71,324
Stockholders' Deficit:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock par value $0.001; 200,000,000 shares authorized, 120,850,000 and 120,850,000 shares issued and outstanding, respectively	1,209	1,209
Accumulated deficit	(74,571)	(72,531)
Total Stockholders' Deficit	(73,362)	(71,322)
Total Liabilities and Stockholders' Deficit	$2	$2

The accompanying notes are an integral part of these unaudited restated condensed financial statements.

BLACK ROCK PETROLEUM COMPANY CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2016	2015	2016	2015
	(Restated)	(Restated)	(Restated)	(Restated)
Revenue	$-	$-	$-	$-

Operating Expenses:
Professional fees	-	-	2,000	-
General and administrative	40	-	40	-
Total operating expenses	40	-	2,040	-

Loss from operations	(40)	-	(2,040)	-

Net Loss	$(40)	$-	$(2,040)	$-

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding, basic and diluted	120,850,000	120,850,000	120,850,000	120,850,000

The accompanying notes are an integral part of these unaudited restated condensed financial statements.

BLACK ROCK PETROLEUM COMPANY CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Six Months Ended October 31,
	2016	2015
	(Restated)	(Restated)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(2,040)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Accounts payable	(3,200)	-
Net Cash Used in Operating Activities	(5,240)	-

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	5,240	-
Net Cash Provided by Financing Activities	5,240	-

Net Increase in Cash	-	-
Cash at Beginning of Period	2	86
Cash at End of Period	$2	$86

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited restated condensed financial statements.

BLACK ROCK PETROLEUM COMPANY

NOTES TO CONDENSED RESTATED FINANCIAL STATEMENTS

October 31, 2016

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the unaudited restated condensed financial statements for the three and six months ended October 31, 2016.

Recently issued accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the condensed financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited restated condensed financial statements, the Company has an accumulated deficit of $74,571 at October 31, 2016, has no current operations and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The restated financial statements have been prepared assuming that the Company will continue as a going concern. These condensed restated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended April 30, 2016, Zoltan Nagy, CEO and Director, advanced $50,360 to the Company to pay for general operating expenses. As of October 31, 2016, and April 30, 2016, $57,891 and $52,651 is due to Mr. Nagy, respectively. The amount due is unsecured, non-interest bearing and due on demand.

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

NOTE 6 – RESTATEMENTS

The October 31, 2016 and 2015 Statements of Operations and the October 31, 2016 and April 30, 2016 Balance Sheets are being restated to remove amounts for rent expense that were accounted for in error and to correct accounts payable.

The following tables summarize changes made to the October 31, 2016 and April 30, 2016 balance sheets.

	April 30, 2016
	As Reported	Adjustment	As Restated
Cash	$2	$-	$2
Total assets	$2	$-	$2

Accounts payable	$54,673	$(36,000)	$18,673
Due to related parties	50,360	2,291	52,651
Total liabilities	105,033	(33,709)	71,324

Preferred Stock	-	-	-
Common stock	1,209	-	1,209
Accumulated deficit	(106,240)	33,709	(72,531)
Total Stockholders’ Deficit	(105,031)	33,709	(71,322)
Total liabilities and stockholders’ deficit	$2	$-	$2

	October 31, 2016
	As Reported	Adjustment	As Restated
Cash	$2	$-	$2
Total assets	$2	$-	$2

Accounts payable	$61,280	$(45,807)	$15,473
Due to related parties	50,360	7,531	57,891
Total liabilities	111,640	(38,276)	73,364

Preferred Stock	-	-	-
Common stock	1,209	-	1,209
Accumulated deficit	(112,847)	38,276	(74,571)
Total stockholders’ deficit	(111,638)	38,276	(73,362)
Total liabilities and stockholders’ deficit	$2	$-	$2

The following table summarizes changes made to the three months ended October 31, 2016 and 2015 Statements of Operations.

	For the three months ended October 31, 2015
	As Reported	Adjustment	As Restated
Professional fees	$5,113	$(5,113)	$-
Rent expense	3,000	(3,000)	-
General and administrative	147	(147)	-
Net Loss	$(8,260)	$8,260	$-

	For the three months ended October 31, 2016
	As Reported	Adjustment	As Restated
Professional fees	$2,857	$(2,857)	$-
Rent expense	3,000	(3,000)	-
General and administrative	750	(710)	40
Net Loss	$(6,607)	$6,567	$(40)

The following table summarizes changes made to the six months ended October 31, 2016 and 2015 Statements of Operations.

	For the six months ended October 31, 2015
	As Reported	Adjustment	As Restated
Professional fees	$8,967	$(8,967)	$-
Rent expense	6,000	(6,000)	-
General and administrative	147	(147)	-
Net Loss	$(15,114)	$15,114	$-

	For the six months ended October 31, 2016
	As Reported	Adjustment	As Restated
Professional fees	$5,714	$(3,714)	$2,000
Rent expense	6,000	(6,000)	-
General and administrative	1,500	(1,460)	40
Net Loss	$(13,214)	$11,174	$(2,040)

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the restated financial statements were available to be issued on October 5, 2018, and has determined that there are no material subsequent events that require disclosure in these restated financial statements.

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

For the three months ended October 31, 2016 our net loss was $40 compared to $0 for the three months ended October 31, 2015.

For the six months ended October 31, 2016 our net loss was $2,040 compared to $0 for the six months ended October 31, 2015.

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

As of October 31, 2016, our total assets were $2 and our total liabilities were $73,364. The total liabilities consist of a $57,891 related party loan due to Zoltan Nagy, CEO of the Company, and $15,473 of accounts payable.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2016 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any litigation.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this October 5, 2018,

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

Signature	Title	Date

/s/ Zoltan Nagy	President, Principal Executive Officer,	October 5, 2018
Zoltan Nagy	Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors