Form 10-Q/A
period 2017-01-31
Black Rock Petroleum Co
filed 2018-10-10
CIK 1580095

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

  Yes  [  ]        No  [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of October 8, 2018, the issuer had 120,850,000 shares of its common stock issued and outstanding.

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BLACK ROCK PETROLEUM COMPANY

INDEX TO FINANCIAL STATEMENTS

Condensed Balance Sheets as of January 31, 2017 (unaudited) (restated) and April 30, 2016 (restated)	4
Condensed Statements of Operations for the Three and Nine Months ended January 31, 2017 and 2016 (unaudited) (restated)	5
Condensed Statements of Cash Flows for the Nine Months ended January 31, 2017 and 2016 (unaudited) (restated)	6
Notes to the Condensed Restated Financial Statements (unaudited)	7

BLACK ROCK PETROLEUM COMPANY CONDENSED BALANCE SHEETS

	January 31, 2017	April 30, 2016
ASSETS	(Unaudited) (Restated)	(Restated)
Current Assets:
Cash	$2	$2
Total Assets	$2	$2

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$24,753	$18,673
Due to related parties	57,891	52,651
Total Current Liabilities	82,644	71,324
Total Liabilities	82,644	71,324
Stockholders' Deficit:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock par value $0.001 200,000,000 shares authorized, 120,850,000 and 120,850,000 shares issued and outstanding, respectively	1,209	1,209
Accumulated deficit	(83,851)	(72,531)
Total Stockholders' Deficit	(82,642)	(71,322)
Total Liabilities and Stockholders' Deficit	$2	$2

The accompanying notes are an integral part of these unaudited restated condensed financial statements.

BLACK ROCK PETROLEUM COMPANY CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2017	2016	2017	2016
	(Restated)	(Restated)	(Restated)	(Restated)
Revenue	$-	$-	$-	$-

Operating Expenses:
Professional fees	9,280	-	11,280	-
General and administrative	-	-	40	-
Total operating expenses	9,280	-	11,320	-

Loss from operations	(9,280)	-	(11,320)	-

Net Loss	$(9,280)	$-	$(11,320)	$-

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding, basic and diluted	120,850,000	120,850,000	120,850,000	120,850,000

The accompanying notes are an integral part of these unaudited restated condensed financial statements.

BLACK ROCK PETROLEUM COMPANY CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Nine Months Ended January 31,
	2017	2016
	(Restated)	(Restated)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(11,320)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Accounts payable	6,080	-
Net Cash Used in Operating Activities	(5,240)	-

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	5,240	-
Net Cash Provided by Financing Activities	5,240	-

Net Increase in Cash	-	-
Cash at Beginning of Period	2	86
Cash at End of Period	$2	$86

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited restated condensed financial statements.

BLACK ROCK PETROLEUM COMPANY

NOTES TO CONDENSED RESTATED FINANCIAL STATEMENTS

January 31, 2017

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the restated financial statements for the three and nine months ended January 31, 2017.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited restated condensed restated financial statements, the Company has an accumulated deficit of $83,851 at January 31, 2017, has no current operations and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The restated financial statements have been prepared assuming that the Company will continue as a going concern. These restated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended April 30, 2016, Zoltan Nagy, CEO and Director, advanced $50,360 to the Company to pay for general operating expenses. As of January 31, 2017, and April 30, 2016, $57,891 and $52,651 is due to Mr. Nagy, respectively. The amount due is unsecured, non-interest bearing and due on demand.

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

NOTE 6 – RESTATEMENT

The January 31, 2017 and 2016 Statements of Operations and the January 31, 2017 and April 30, 2016 Balance Sheets are being restated to remove amounts for rent expense that were accounted for in error and to correct accounts payable.

The following tables summarize changes made to the January 31, 2017 and April 30, 2016 Balance Sheets.

	April 30, 2016
	As Reported	Adjustment	As Restated
Cash	$2	$-	$2
Total assets	$2	-	$2

Accounts payable	$54,673	$(36,000)	$18,673
Due to related parties	50,360	2,291	52,651
Total liabilities	105,033	(33,709)	71,324

Preferred Stock	-	-	-
Common stock	1,209	-	1,209
Accumulated deficit	(106,240)	33,709	(72,531)
Total Stockholders’ Deficit	(105,031)	33,709	(71,322)
Total liabilities and stockholders’ deficit	$2	$-	$2

	January 31, 2017
	As Reported	Adjustment	As Restated
Cash	$2	$-	$2
Total assets	$2	-	$2

Accounts payable	$61,280	$(36,527)	$24,753
Due to related parties	50,360	7,531	57,891
Total liabilities	111,640	(28,996)	82,644

Preferred Stock	-	-	-
Common stock	1,209	-	1,209
Accumulated deficit	(112,847)	28,996	(83,851)
Total stockholders’ equity (deficit)	(111,638)	28,996	(82,642)
Total liabilities and stockholders’ equity (deficit)	$2	$-	$2

The following table summarizes changes made to the three months ended January 31, 2016 and 2017 Statements of Operations.

	For the three months ended January 31, 2016
	As Reported	Adjustment	As Restated
Professional fees	$(1,867)	$1,867	$-
Rent expense	(3,000)	3,000	-
General and administrative	(570)	570
Net Loss	$(5,437)	$5,437	$-

	For the three months ended January 31, 2017
	As Reported	Adjustment	As Restated
Professional fees	$(2,857)	$(6,423)	$(9,280)
Rent expense	(3,000)	3,000	-
General and administrative	(750)	750	-
Net Loss	$(6,607)	$(2,673)	$(9,280)

The following table summarizes changes made to the nine months ended January 31, 2016 and 2017 Statements of Operations.

	For the nine months ended January 31, 2016
	As Reported	Adjustment	As Restated
Professional fees	$(10,834)	$10,834	$-
Rent expense	(9,000)	9,000	-
General and administrative	(717)	717	-
Net Loss	$(20,551)	$20,551	$-

	For the nine months ended January 31, 2017
	As Reported	Adjustment	As Restated
Professional fees	$(8,571)	$(2,709)	$(11,280)
Rent expense	(9,000)	9,000	-
General and administrative	(2,250)	2,210	(40)
Net Loss	$(19,821)	$8,501	$(11,320)

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued on October 9, 2018 and has determined that there are no material subsequent events that require disclosure in these restated financial statements.

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

For the three months ended January 31, 2017 our net loss was $9,280 compared to $0 for the three months ended January 31, 2016.

For the nine months ended January 31, 2017 our net loss was $11,320 compared to $0 for the nine months ended January 31, 2016.

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

As of January 31, 2017, our total assets were $2 and our total liabilities were $82,644. The total liabilities consist of a $57,891 related party loan due to Zoltan Nagy, CEO of the Company, and $24,753 of accounts payable.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the nine months ended January 31, 2017 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this October 10, 2018,

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

Signature	Title	Date

/s/ Zoltan Nagy	President, Principal Executive Officer,	October 10, 2018
Zoltan Nagy	Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors