Form 10-K/A
period 2017-04-30
Black Rock Petroleum Co
filed 2019-10-17
CIK 1580095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

Amendment No.1

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 2017

Commission File Number:   000-55281

BLACK ROCK PETROLEUM COMPANY

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

108 2559 Parkview Lane

Port Coquitlam, BC, Canada V3C6M1

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

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ]   NO [ X  ]

As of October 5, 2019, 120,850,000 shares of the registrant’s common stock were outstanding.

1

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

Company’s Office

Our principal executive office is located at 1361 Peltier Drive, Point Roberts, Washington 98281.  Our telephone number is 604-783-9664 and our registered agent for service of process is the National Registered Agents Inc. of NV, located at 1000 East William Street, Suite 204, Carson City, Nevada 89701. Our fiscal year end is April 30.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We do not currently lease or own any property.

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

For the year ended April 30, 2017 our net loss was $13,783 compared to $11,971 for the year ended April 30, 2016. The increase in the current year is due to a $2,174 increase in professional fees, which is offset by a $362 decrease in general and administrative expenses.

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

As of April 30, 2017, our total assets were $0 and our total liabilities were $85,105. The total liabilities consist of a $60,484 related party loan due to Zoltan Nagy, CEO of the Company, and $24,621 of accounts payable and accrued liabilities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BLACK ROCK PETROLEUM COMPANY

FOR THE YEARS ENDED APRIL 30, 2017 AND 2016

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders & Board of Directors

Black Rock Petroleum Company

Opinion on the Financial Statements

We have audited the accompanying restated balance sheets of Black Rock Petroleum Company as of April 30, 2017 and 2016 and the related restated statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the years then ended. In our opinion, the restated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2017 and 2016 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2018.

Seattle, Washington

October 11, 2019

F-1

BLACK ROCK PETROLEUM COMPANY BALANCE SHEETS (Restated)
	April 30,
	2017	2016
ASSETS
Current Assets:
Cash	$-	$2
Total Current Assets	-	2
Total Assets	$-	$2
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$24,621	$18,673
Due to related parties	60,484	52,651
Total Current Liabilities	85,105	71,324
Total Liabilities	85,105	71,324

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 120,850,000 and 120,850,000 shares issued and outstanding, respectively	1,209	1,209
Accumulated deficit	(86,314)	(72,531)
Total stockholders' deficit	(85,105)	(71,322)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$2

The accompanying notes are an integral part of these restated financial statements.

F-2

BLACK ROCK PETROLEUM COMPANY STATEMENTS OF OPERATIONS (Restated)
	For the Years Ended April 30,
	2017	2016
Revenue	$-	$-

Operating Expenses:
Professional fees	13,428	11,254
General and administrative	355	717
Total operating expenses	13,783	11,971

Loss from operations	(13,783)	(11,971)

Net Loss	$(13,783)	$(11,971)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	120,850,000	120,850,000

The accompanying notes are an integral part of these restated financial statements.

BLACK ROCK PETROLEUM COMPANY STATEMENT OF STOCKHOLDERS’ DEFICIT (Restated)
	Common Stock		Accumulated Deficit	Total
	Shares	Amount
Balance at April 30, 2015 (restated)	120,850,000	$1,209	$(60,560)	$(59,351)

Net loss for the year ended April 30, 2016 (restated)	-	-	(11,971)	(11,971)

Balance at April 30, 2016 (restated)	120,850,000	1,209	(72,531)	(71,322)

Net loss for the year ended April 30, 2017 (restated)	-	-	(13,783)	(13,783)

Balance at April 30, 2017 (restated)	120,850,000	$1,209	$(86,314)	$(85,105)

The accompanying notes are an integral part of these restated financial statements.

BLACK ROCK PETROLEUM COMPANY STATEMENTS OF CASH FLOWS (Restated)

	For the Years Ended April 30,
	2017	2016
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(13,783)	$(11,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Accounts payable and accrued liabilities	5,948	1,731
Net Cash Used in Operating Activities	(7,835)	(10,240)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds related parties	7,833	10,156
Net Cash Provided by Financing Activities	7,833	10,156

Net Decrease in Cash	(2)	(84)
Cash at Beginning of Year	2	86
Cash at End of Year	$-	$2
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these restated financial statements.

F-5

BLACK ROCK PETROLEUM COMPANY

NOTES TO THE RESTATED FINANCIAL STATEMENTS

April 30, 2017

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. There were no potentially dilutive shares for the years ended April 30, 2017 and 2016.

BLACK ROCK PETROLEUM COMPANY

NOTES TO THE RESTATED FINANCIAL STATEMENTS

April 30, 2017

Recently issued accounting pronouncements

On June 20, 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Meaning that companies will value all equity classified awards at their grant-date under ASC718 and forgo revaluing the award after this date. The Company has chosen to early adopt this standard.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this accounting standard update.

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

April 30, 2017

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

As reflected in the accompanying restated financial statements, the Company has an accumulated deficit of $86,314 at April 30, 2017, has no current operations and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These restated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the year ended April 30, 2016, the director paid for $50,360 of the Company’s expenses.

During the year ended April 30, 2016, the sole director of the Company purchased all common stock of the Company from Starflick.Com Incorporated for the consideration amount of $1,088. The $1,088 was never received and was credited to the related party payable.

As of April 30, 2016, $52,651 was due to Zoltan Nagy, CEO for monies he loaned to the company to pay for operating expenses. During the year ended April 30, 2017, Mr. Nagy loaned another $7,833 to the Company. The amount due is unsecured, non-interest bearing and due on demand.

NOTE 5 – INCOME TAXES

At April 30, 2017, the Company had net operating loss carry forwards of approximately $86,300 that maybe offset against future taxable income.  No tax benefit has been reported in the April 30, 2017 or 2016 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The provision for Federal income tax consists of the following for the years ended April 30, 2017 and 2016:

	2017	2016
Current operations	$2,894	$2,250
Less: valuation allowance	(2,894)	(2,250)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% (the U.S. federal income tax rate of 21% is being used due to the new tax law recently enacted) of significant items comprising our net deferred tax amount is as follows as of April 30, 2017 and 2016:

	2017	2016
Deferred Tax Assets:
NOL Carryover	$18,126	$15,200
Less valuation allowance	(18,126)	(15,200)
Net deferred tax assets	$-	$-

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of April 30, 2017 and 2016 the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 6 – RESTATEMENT

The April 30, 2017 and 2016 financial statements are being restated to remove amounts for rent expense that were accounted for in error and correct other payables.

The following tables summarize changes made to the April 30, 2017 and 2016 balance sheets.

	April 30, 2016
	As Reported	Adjustment	As Restated
Cash	$2	$-	$2
Total assets	$2	-	$2

Accounts payable	$54,673	$(36,000)	$18,673
Due to shareholder	50,360	2,291	52,651
Total liabilities	105,033	(33,709)	71,324

Preferred Stock	-	-	-
Common stock	1,209	-	1,209
Accumulated deficit	(106,240)	33,709	(72,531)
Total Stockholders’ Deficit	(105,031)	33,709	(71,322)
Total liabilities and stockholders’ deficit	$2	$-	$2

	April 30, 2017
	As Reported	Adjustment	As Restated
Cash	$2	$(2)	$-
Total assets	$2	(2)	$-

Accounts payable	$18,673	$5,948	$24,621
Due to shareholder	86,360	(25,876)	60,484
Total liabilities	105,033	(19,928)	85,105

Preferred Stock	-	-	-
Common stock	1,209	-	1,209

F-9

Accumulated deficit	(106,240)	19,926	(86,314)
Total Stockholders’ Deficit	(105,031)	19,926	(85,105)
Total liabilities and stockholders’ deficit	$2	$(2)	$-

The following table summarizes changes made to the years ended April 30, 2017 and 2016 Statements of Operations.

	For the year ended April 30, 2016
	As Reported	Adjustment	As Restated
Professional fees	$(11,254)	$-	$(11,254)
Rent expense	(12,000)	12,000	-
General and administrative	(717)	-	(717)
Net Loss	$(23,971)	$12,000	$(11,971)

	For the year ended April 30, 2017
	As Reported	Adjustment	As Restated
Professional fees	$(11,254)	$(26)	$(11,280)
Rent expense	(12,000)	12,000	-
General and administrative	(717)	360	(357)
Net Loss	$(23,971)	$12,334	$(11,637)

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statement were available to be issued and has determined that there are no material subsequent events that require disclosure in these restated financial statements.

F-10

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework . Based on our assessment, as of April 30, 2017, the Company’s internal control over financial reporting was not effective as follows: (1) limited or lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function and (2) no independent directors.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the year ended April 30, 2017 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(j)
Name and Principal Position [1]		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value & Nonqualified Deferred Compensation Earnings	Total
	Year	($)	($)	($)	($)	(S)	($)	($)

Zoltan Nagy	2017	0	0	0	0	0	0	0
CEO, Director	2016	0	0	0	0	0	0	0

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

Name and Address	Number of Shares	Percentage of Ownership
Maximum Ventures Holdings	7,470,000	6.18%
Harmony Ridge Corp.	7,040,000	5.83%
All others (2 persons)	14,510,000	12.01
Beneficial Ownership
Zoltan Nagy	100,000,000	82.75%
1361 Peltier Drive
Point Roberts, WA 98281

All Officers and Directors as a Group (1 person)	100,000,000	82.75%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of April 30, 2016, $52,651 was due to Zoltan Nagy, CEO for monies he loaned to the company to pay for operating expenses. During the year ended April 30, 2017, Mr. Nagy loaned another $7,833 to the Company. The amount due is unsecured, non-interest bearing and due on demand.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	2017	2016
Audit Fees	$11,280	$7,450
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:0

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this October 17, 2019.

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

Signature	Title	Date

/s/ Zoltan Nagy	President, Principal Executive Officer,	October 17, 2019
Zoltan Nagy	Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors

