Form 10-K/A
period 2017-04-30
Black Rock Petroleum Co
filed 2019-10-22
CIK 1580095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

Amendment No.2

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ____ to ______

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

TABLE OF CONTENTS

		Page
PART I

Item 1.	Business.	3
Item 1A.	Risk Factors.	11
Item 1B.	Unresolved Staff Comments.	11
Item 2.	Properties.	11
Item 3.	Legal Proceedings.	11
Item 4.	Mine Safety Procedures.	11

PART II

Item 6.	Selected Financial Data.	12
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.	12
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	14
Item 8.	Financial Statements and Supplementary Data.	15
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	26
Item 9A.	Controls and Procedures.	36
Item 9B.	Other Information.	27

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.	27
Item 11.	Executive Compensation.	29
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	31
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	31
Item 14.	Principal Accountant Fees and Services.	31

PART IV

Item 15.	Exhibits and Financial Statement Schedules.	33

Signatures		34

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

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $86,314 at April 30, 2017, had a net loss of $13,783, and had net cash used by operating activities of $7,835 for the year ended April 30, 2017.

No cash was used in investing activities for the years ended April 30, 2017 or 2016.

Net cash provided by financing activities for the year ended April 30, 2017 was $7,833 compared to $10,156 provided by financing activities in the prior year.

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
Federal income tax benefit attributable to:
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

The following tables summarize changes made to the April 30, 2017 and 2016 balance sheets.

	April 30, 2016
	As Reported	Adjustment	As Restated
Cash	$2	$-	$2
Total assets	$2	-	$2

Accounts payable	$54,673	$(36,000)	$18,673
Due to shareholder	50,360	2,291	52,651
Total liabilities	105,033	(33,709)	71,324

Preferred Stock	-	-	-
Common stock	1,209	-	1,209
Accumulated deficit	(106,240)	33,709	(72,531)
Total Stockholders’ Deficit	(105,031)	33,709	(71,322)
Total liabilities and stockholders’ deficit	$2	$-	$2

	April 30, 2017
	As Reported	Adjustment	As Restated
Cash	$2	$(2)	$-
Total assets	$2	(2)	$-

Accounts payable	$18,673	$5,948	$24,621
Due to shareholder	86,360	(25,876)	60,484
Total liabilities	105,033	(19,928)	85,105

Preferred Stock	-	-	-
Common stock	1,209	-	1,209

Accumulated deficit	(106,240)	19,926	(86,314)
Total Stockholders’ Deficit	(105,031)	19,926	(85,105)
Total liabilities and stockholders’ deficit	$2	$(2)	$-

The following table summarizes changes made to the years ended April 30, 2017 and 2016 Statements of Operations.

	For the year ended April 30, 2016
	As Reported	Adjustment	As Restated
Professional fees	$(11,254)	$-	$(11,254)
Rent expense	(12,000)	12,000	-
General and administrative	(717)	-	(717)
Net Loss	$(23,971)	$12,000	$(11,971)

	For the year ended April 30, 2017
	As Reported	Adjustment	As Restated
Professional fees	$(11,254)	$(2,174)	$(13,428)
Rent expense	(12,000)	12,000	-
General and administrative	(717)	362	(355)
Net Loss	$(23,971)	$10,188	$(13,781)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this October 22, 2019.

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

Signature	Title	Date

/s/ Zoltan Nagy	President, Principal Executive Officer,	October 22, 2019
Zoltan Nagy	Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors

