Form 10-Q/A
period 2017-07-31
Black Rock Petroleum Co
filed 2020-01-08
CIK 1580095

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of January 2, 2020, the issuer had 120,850,000 shares of its common stock issued and outstanding.

1

EXPLANATORY NOTE

The following Form 10-Q/A for the quarter ended July 31, 2017 is being filed in order to correct certain errors in accounting; specifically, for accounts payable and related party payables.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK ROCK PETROLEUM COMPANY

BLACK ROCK PETROLEUM COMPANY CONDENSED BALANCE SHEETS (Restated)

	July 31, 2017	April 30, 2017
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$-	$-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$24,407	$24,621
Due to related parties	61,694	60,484
Total Current Liabilities	86,101	85,105
Total Liabilities	86,101	85,105
Stockholders' Deficit:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock par value $0.001; 200,000,000 shares authorized, 120,850,000 shares issued and outstanding,	1,209	1,209
Accumulated deficit	(87,310)	(86,314)
Total Stockholders' Deficit	(86,101)	(85,105)
Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these unaudited restated condensed financial statements.

BLACK ROCK PETROLEUM COMPANY

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited) / (Restated)

	For the Three Months Ended July 31,
	2017	2016
Revenue	$-	$-

Operating Expenses:
General and administrative	360	2,000
Total operating expenses	360	2,000

Loss from operations	(360)	(2,000)

Other Expense:
Interest expense	(636)	-
Total other expense	(636)	-

Net Loss	$(996)	$(2,000)

Loss per share, basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding, basic and diluted	120,850,000	120,850,000

The accompanying notes are an integral part of these unaudited restated condensed financial statements.

BLACK ROCK PETROLEUM COMPANY STATEMENT OF STOCKHOLDERS’ DEFICIT FOR THE THREE MONTHS ENDED JULY 31, 2016 (Restated)
	Common Stock		Accumulated Deficit	Total
	Shares	Amount
Balance at April 30, 2016 (restated)	120,850,000	$1,209	$(72,531)	$(71,322)

Net loss (restated)	-	-	(2,000)	(2,000)

Balance at July 31, 2016 (restated)	120,850,000	$1,209	$(74,531)	$(73,322)

BLACK ROCK PETROLEUM COMPANY STATEMENT OF STOCKHOLDERS’ DEFICIT FOR THE THREE MONTHS ENDED JULY 31, 2017 (Restated)
	Common Stock		Accumulated Deficit	Total
	Shares	Amount
Balance at April 30, 2017 (restated)	120,850,000	$1,209	$(86,314)	$(85,105)

Net loss (restated)	-	-	(996)	(996)

Balance at July 31, 2017 (restated)	120,850,000	$1,209	$(87,310)	$(86,101)

The accompanying notes are an integral part of these unaudited restated condensed financial statements.

BLACK ROCK PETROLEUM COMPANY CONDENSED STATEMENTS OF CASH FLOWS (Restated)

	For the Three Months Ended July 31,
	2017	2016
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(996)	$(2,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Accounts payable	(214)	2,000
Net Cash Used in Operating Activities	(1,210)	-

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash advance – related party	1,210	-
Net Cash Provided by Financing Activities	1,210	-

Net Change in Cash	-	-
Cash at Beginning of Period	-	2
Cash at End of Period	$-	$2

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited restated condensed financial statements.

BLACK ROCK PETROLEUM COMPANY

NOTES TO CONDENSED RESTATED FINANCIAL STATEMENTS

July 31, 2017

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited restated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending April 30, 2018. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2017.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the unaudited restated condensed financial statements for the three months ended July 31, 2017.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited restated condensed financial statements, the Company has an accumulated deficit of $87,310 at July 31, 2017, has no current operations and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These restated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended April 30, 2016, Zoltan Nagy, CEO and Director, advanced $50,360 to the Company to pay for general operating expenses. As of July 31, 2017, and April 30, 2017, $61,694 and $60,484 is due to Mr. Nagy, respectively. The amount due is unsecured, non-interest bearing and due on demand.

NOTE 6 – RESTATEMENTS

The July 31, 2017 and 2016 Statements of Operations and the July 31, 2017 and April 30, 2017 balance sheets are being restated to remove amounts for rent expense that were accounted for in error and to correct accounts payable.

The following tables summarize changes made to the July 31, 2017 and April 30, 2017 balance sheets.

	July 31, 2017
	As Reported	Adjustment	As Restated
Total assets	$2	$(2)	$-

Accounts payable	$61,280	$(36,873)	$24,407
Due to related parties	50,360	11,334	61,694
Total liabilities	111,640	(25,539)	86,101

Preferred Stock	-	-	-
Common stock	1,209	-	1,209
Accumulated deficit	(112,847)	25,537	(87,310)
Total stockholders’ deficit	(111,638)	25,537	(86,101)
Total liabilities and stockholders’ deficit	$2	$-	$-

	April 30, 2017
	As Reported	Adjustment	As Restated
Cash	$2	$(2)	$-
Total assets	$2	$(2)	$-

Accounts payable	$18,673	$5,948	$24,621
Due to shareholder	86,360	(25,876)	60,484
Total liabilities	105,033	(19,928)	85,105

Preferred Stock	-	-	-
Common stock	1,209	-	1,209
Accumulated deficit	(106,240)	19,926	(86,314)
Total Stockholders’ Deficit	(105,031)	19,926	(85,105)
Total liabilities and stockholders’ deficit	$2	$(2)	$-

The following tables summarize changes made to the three months ended July 31, 2017 and 2016 Statements of Operations.

	For the three months ended July 31, 2016
	As Reported	Adjustment	As Restated
Professional fees	$2,857	$(857)	$(2,000)
General and administrative	3,000	(3,000)	-
Stock management fees	750	(750)	-
Net Loss	$(6,607)	$4,607	$(2,000)

	For the three months ended July 31, 2017
	As Reported	Adjustment	As Restated
Professional fees	$2,857	$(2,857)	$-
General and administrative	3,000	(2,640)	360
Stock management fees	750	(750)	-
Interest expense	-	636	636
Net Loss	$(6,607)	$5,611	$(996)

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the restated financial statements were available to be issued and has determined that there are no material subsequent events that require disclosure in these restated financial statements.

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

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin drop shipping oil and gas related equipment.  Accordingly, we must raise cash from outside sources. We will not acquire an oil and gas lease or begin drilling until we raise additional money. We believe we will need to raise a minimum gross amount of $100,000, in order to acquire one lease and drill one well to a depth of between 1,500 to 3,200 feet in the Arkoma Basin in Norman, OK.  If we find oil and gas, and have additional proceeds available, we may drill additional wells on the property.  We will begin selling the oil and gas and proceed to raise additional capital to acquire additional leases and drill more wells.  We have targeted the geographical areas of South Illinois and West Kentucky.

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

Results of Operations

We have not yet recognized any revenue as of July 31, 2017.

For the three months ended July 31, 2017 our net loss was $996 compared to $2,000 for the three months ended July 31, 2016. Our only expense in the current period was $360 for filing fees and $636 of interest expense.

Liquidity and Capital Resources

As of July 31, 2017, we have no available cash, liabilities of $86,101 and an accumulated deficit of $87,310. During the three months ended July 31, 2017 we used $1,210 of cash, which were advances to us by our CEO. For the three months ended July 31, 2016, we used no cash for operating activities.

Our sole officer and director is willing to advance funds to us on an as needed basis until such time as we can sustain our operations without his assistance.  At the present time, we have not made any arrangements to raise additional cash, other than through as described herein. If we need additional cash and can’t raise it, or Mr. Nagy will not advance the same, we will either have to suspend operations until we do raise the cash or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended July 31, 2017 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

\

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this January 7, 2020.

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

Signature	Title	Date

/s/ Zoltan Nagy	President, Principal Executive Officer,	January 7, 2020
Zoltan Nagy	Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors

15