Form 10-Q/A
period 2017-10-31
Black Rock Petroleum Co
filed 2020-01-30
CIK 1580095

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

108 2559 Parkview Lane Port Coquitlam BC V3C6M1
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of January 9, 2020, the issuer had 120,850,000 shares of its common stock issued and outstanding.

1

EXPLANATORY NOTE

The following Form 10-Q/A for the quarter ended October 31, 2017 is being filed in order to correct certain errors in accounting; specifically, for accounts payable and related party payables.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK ROCK PETROLEUM COMPANY

BLACK ROCK PETROLEUM COMPANY CONDENSED BALANCE SHEETS (Restated)

	October 31, 2017	April 30, 2017
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$2	$-
Total Assets	$2	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$25,044	$24,621
Due to related parties	61,981	60,484
Total Current Liabilities	87,025	85,105
Total Liabilities	87,025	85,105
Stockholders' Deficit:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock par value $0.001; 200,000,000 shares authorized, 120,850,000 shares issued and outstanding,	1,209	1,209
Accumulated deficit	(88,232)	(86,314)
Total Stockholders' Deficit	(87,023)	(85,105)
Total Liabilities and Stockholders' Deficit	$2	$-

The accompanying notes are an integral part of these unaudited restated condensed financial statements.

BLACK ROCK PETROLEUM COMPANY CONDENSED STATEMENTS OF OPERATIONS (Unaudited) / (Restated)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2017	2016	2017	2016
Revenue	$-	$-	$-	$-

Operating Expenses:
General and administrative	285	40	645	2,040
Total operating expenses	285	40	645	2,040

Loss from operations	(285)	(40)	(645)	(2,040)

Other Expense
Interest expense	(637)	-	(1,273)	-
Total other expense	(637)	-	(1,273)	-

Net Loss	$(922)	$(40)	$(1,918)	$(2,040)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding, basic and diluted	120,850,000	120,850,000	120,850,000	120,850,000

The accompanying notes are an integral part of these unaudited restated condensed financial statements.

BLACK ROCK PETROLEUM COMPANY STATEMENT OF STOCKHOLDERS’ DEFICIT FOR THE SIX MONTHS ENDED OCTOBER 31, 2016 (Unaudited) / (Restated)
	Common Stock		Accumulated Deficit	Total
	Shares	Amount
Balance at April 30, 2016 (restated)	120,850,000	$1,209	$(72,531)	$(71,322)

Net loss (restated)	-	-	(2,000)	(2,000)

Balance at July 31, 2016 (restated)	120,850,000	1,209	(74,531)	(73,322)

Net loss (restated)	-	-	(40)	(40)

Balance at October 31, 2016 (restated)	120,850,000	$1,209	$(74,571)	$(73,362)

BLACK ROCK PETROLEUM COMPANY STATEMENT OF STOCKHOLDERS’ DEFICIT FOR THE SIX MONTHS ENDED OCTOBER 31, 2017 (Unaudited) / (Restated)
	Common Stock		Accumulated Deficit	Total
	Shares	Amount
Balance at April 30, 2017 (restated)	120,850,000	$1,209	$(86,314)	$(85,105)

Net loss (restated)	-	-	(996)	(996)

Balance at July 31, 2017 (restated)	120,850,000	1,209	(87,310)	(86,101)

Net loss (restated)	-	-	(922)	(922)

Balance at October 31, 2017 (restated)	120,850,000	$1,209	$(88,232)	$(87,023)

The accompanying notes are an integral part of these unaudited restated condensed financial statements.

BLACK ROCK PETROLEUM COMPANY CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) / (Restated)

	For the Six Months Ended October 31,
	2017	2016
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,918)	$(2,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Accounts payable	423	(3,200)
Net Cash Used in Operating Activities	(1,495)	(5,240)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash advance – related party	1,497	5,240
Net Cash Provided by Financing Activities	1,497	5,240

Net Change in Cash	2	-
Cash at Beginning of Period	-	2
Cash at End of Period	$2	$2

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited restated condensed financial statements.

BLACK ROCK PETROLEUM COMPANY

NOTES TO CONDENSED RESTATED FINANCIAL STATEMENTS

October 31, 2017

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the unaudited restated condensed financial statements for the six months ended October 31, 2017.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited restated condensed financial statements, the Company has an accumulated deficit of $88,232 at October 31, 2017, has no current operations and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These restated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended April 30, 2016, Zoltan Nagy, CEO and Director, advanced $50,360 to the Company to pay for general operating expenses. As of October 31, 2017, and April 30, 2017, $61,981 and $60,484 is due to Mr. Nagy, respectively. The amount due is unsecured, non-interest bearing and due on demand.

NOTE 6 – RESTATEMENTS

The October 31, 2017 and 2016 Statements of Operations and the October 31, 2017 and April 30, 2017 balance sheets are being restated to remove amounts for rent expense that were accounted for in error and to correct accounts payable.

The following tables summarize changes made to the October 31, 2017 and April 30, 2017 balance sheets.

	October 31, 2017
	As Reported	Adjustment	As Restated
Total assets	$2	$-	$2

Accounts payable	$61,280	$(36,236)	$25,044
Due to related parties	50,360	11,621	61,981
Total liabilities	111,640	(24,615)	87,025

Preferred Stock	-	-	-
Common stock	1,209	-	1,209
Accumulated deficit	(112,847)	24,615	(88,232)
Total stockholders’ deficit	(111,638)	24,615	(87,023)
Total liabilities and stockholders’ deficit	$2	$-	$2

 \

	April 30, 2017
	As Reported	Adjustment	As Restated
Cash	$2	$(2)	$-
Total assets	$2	$(2)	$-

Accounts payable	$18,673	$5,948	$24,621
Due to shareholder	86,360	(25,876)	60,484
Total liabilities	105,033	(19,928)	85,105

Preferred Stock	-	-	-
Common stock	1,209	-	1,209
Accumulated deficit	(106,240)	19,926	(86,314)
Total Stockholders’ Deficit	(105,031)	19,926	(85,105)
Total liabilities and stockholders’ deficit	$2	$(2)	$-

The following tables summarize changes made to the three months ended October 31, 2017 and 2016 Statements of Operations.

	For the three months ended October 31, 2016
	As Reported	Adjustment	As Restated
Professional fees	$2,857	$(2,857)	$-
General and administrative	3,000	(3,000)	-
Stock management fees	750	(710)	40
Net Loss	$(6,607)	$6,567	$(40)

	For the three months ended October 31, 2017
	As Reported	Adjustment	As Restated
Professional fees	$2,857	$(2,857)	$-
General and administrative	3,000	(2,715)	285
Stock management fees	750	(750)	-
Interest expense	-	637	637
Net Loss	$(6,607)	$5,685	$(922)

	For the six months ended October 31, 2016
	As Reported	Adjustment	As Restated
Professional fees	$5,714	$(3,714)	$2,000
General and administrative	6,000	(6,000)	-
Stock management fees	1,500	(1,460)	40
Net Loss	$(13,214)	$11,174	$(2,040)

	For the six months ended October 31, 2017
	As Reported	Adjustment	As Restated
Professional fees	$2,857	$(2,857)	$-
General and administrative	3,000	(2,355)	645
Stock management fees	750	(750)	-
Interest expense	-	1,273	1,273
Net Loss	$(6,607)	$4,689	$(1,918)

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

Results of Operations

We have not yet recognized any revenue as of October 31, 2017.

For the three months ended October 31, 2017 our net loss was $922 compared to $40 for the three months ended October 31, 2016. Our only expense in the current period was $285 for filing fees and $637 of interest expense.

For the six months ended October 31, 2017 our net loss was $1,918 compared to $2,040 for the six months ended October 31, 2016. Our only expense in the current period was $645 for filing fees and $1,273 of interest expense.

Liquidity and Capital Resources

As of October 31, 2017, we have no available cash, liabilities of $87,025 and an accumulated deficit of $88,232. During the six months ended October 31, 2017 we used $1,495 of cash, which were advances to us by our CEO. For the six months ended October 31, 2016, we used $5,240 of cash for operating activities.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2017 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this January 30, 2020.

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

Signature	Title	Date

/s/ Zoltan Nagy	President, Principal Executive Officer,	January 30, 2020
Zoltan Nagy	Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors

