Form 10-Q/A
period 2018-01-31
Black Rock Petroleum Co
filed 2020-02-11
CIK 1580095

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended January 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of February 10, 2020, the issuer had 120,850,000 shares of its common stock issued and outstanding.

1

EXPLANATORY NOTE

The following Form 10-Q/A for the quarter ended January 31, 2018 is being filed in order to correct certain errors in accounting; specifically, for accounts payable and related party payables.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK ROCK PETROLEUM COMPANY

BLACK ROCK PETROLEUM COMPANY CONDENSED BALANCE SHEETS (Restated)

	January 31, 2018	April 30, 2017
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$2	$-
Total Assets	$2	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$25,681	$24,621
Due to related parties	62,041	60,484
Total Current Liabilities	87,722	85,105
Total Liabilities	87,722	85,105
Stockholders' Deficit:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock par value $0.001; 200,000,000 shares authorized, 120,850,000 shares issued and outstanding,	1,209	1,209
Accumulated deficit	(88,929)	(86,314)
Total Stockholders' Deficit	(87,720)	(85,105)
Total Liabilities and Stockholders' Deficit	$2	$-

The accompanying notes are an integral part of these unaudited restated condensed financial statements.

BLACK ROCK PETROLEUM COMPANY CONDENSED STATEMENTS OF OPERATIONS (Unaudited) / (Restated)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2018	2017	2018	2017
Revenue	$-	$-	$-	$-

Operating Expenses:
General and administrative	60	9,280	705	11,320
Total operating expenses	60	9,280	705	11,320

Loss from operations	(60)	(9,280)	(705)	(11,320)

Other Expense
Interest expense	(637)	-	(1,910)	-
Total other expense	(637)	-	(1,910)	-

Net Loss	$(697)	$(9,280)	$(2,615)	$(11,320)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding, basic and diluted	120,850,000	120,850,000	120,850,000	120,850,000

The accompanying notes are an integral part of these unaudited restated condensed financial statements.

BLACK ROCK PETROLEUM COMPANY STATEMENT OF STOCKHOLDERS’ DEFICIT FOR THE NINE MONTHS ENDED JANUARY 31, 2017 (Unaudited) / (Restated)
	Common Stock		Accumulated Deficit	Total
	Shares	Amount
Balance at April 30, 2016 (restated)	120,850,000	$1,209	$(72,531)	$(71,322)

Net loss (restated)	-	-	(2,000)	(2,000)

Balance at July 31, 2016 (restated)	120,850,000	1,209	(74,531)	(73,322)

Net loss (restated)	-	-	(40)	(40)

Balance at October 31, 2016 (restated)	120,850,000	1,209	(74,571)	(73,362)

Net loss (restated)	-	-	(9,280)	(9,280)

Balance at January 31, 2017 (restated)	120,850,000	$1,209	$(83,851)	$(82,642)

BLACK ROCK PETROLEUM COMPANY STATEMENT OF STOCKHOLDERS’ DEFICIT FOR THE NINE MONTHS ENDED JANUARY 31, 2018 (Unaudited) / (Restated)
	Common Stock		Accumulated Deficit	Total
	Shares	Amount
Balance at April 30, 2017 (restated)	120,850,000	$1,209	$(86,314)	$(85,105)

Net loss (restated)	-	-	(996)	(996)

Balance at July 31, 2017 (restated)	120,850,000	1,209	(87,310)	(86,101)

Net loss (restated)	-	-	(922)	(922)

Balance at October 31, 2017 (restated)	120,850,000	1,209	(88,232)	(87,023)

Net loss (restated)	-	-	(697)	(697)

Balance at January 31, 2018 (restated)	120,850,000	$1,209	$(88,929)	$(87,720)

The accompanying notes are an integral part of these unaudited restated condensed financial statements.

BLACK ROCK PETROLEUM COMPANY CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) / (Restated)

	For the Nine Months Ended January 31,
	2018	2017
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(2,615)	$(11,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Accounts payable	1,060	6,080
Net Cash Used in Operating Activities	(1,555)	(5,240)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash advance – related party	1,557	5,240
Net Cash Provided by Financing Activities	1,557	5,240

Net Change in Cash	2	-
Cash at Beginning of Period	-	2
Cash at End of Period	$2	$2

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited restated condensed financial statements.

BLACK ROCK PETROLEUM COMPANY

NOTES TO CONDENSED RESTATED FINANCIAL STATEMENTS

January 31, 2018

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the unaudited restated condensed financial statements for the three and nine months ended January 31, 2018.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited restated condensed financial statements, the Company has an accumulated deficit of $88,929 at January 31, 2018, has no current operations and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These restated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended April 30, 2016, Zoltan Nagy, CEO and Director, advanced $50,360 to the Company to pay for general operating expenses. As of January 31, 2018, and April 30, 2017, $62,041 and $60,484 is due to Mr. Nagy, respectively. The amount due is unsecured, non-interest bearing and due on demand.

BLACK ROCK PETROLEUM COMPANY

NOTES TO CONDENSED RESTATED FINANCIAL STATEMENTS

January 31, 2018

(Unaudited)

NOTE 6 – RESTATEMENTS

The January 31, 2018 and 2017 Statements of Operations and the January 31, 2018 and April 30, 2017 balance sheets are being restated to remove amounts for rent expense that were accounted for in error and to correct accounts payable.

The following tables summarize changes made to the January 31, 2018 and April 30, 2017 balance sheets.

	January 31, 2018
	As Reported	Adjustment	As Restated
Total assets	$1,002	$(1,000)	$2

Accounts payable	$61,280	$(35,599)	$25,681
Due to related parties	50,360	11,681	62,041
Total liabilities	111,640	(23,918)	87,722

Preferred Stock	-	-	-
Common stock	1,209	-	1,209
Accumulated deficit	(111,847)	22,918	(88,929)
Total stockholders’ deficit	(110,638)	22,918	(87,720)
Total liabilities and stockholders’ deficit	$1,002	$(1,000)	$2

	April 30, 2017
	As Reported	Adjustment	As Restated
Cash	$2	$(2)	$-
Total assets	$2	$(2)	$-

Accounts payable	$18,673	$5,948	$24,621
Due to shareholder	86,360	(25,876)	60,484
Total liabilities	105,033	(19,928)	85,105

Preferred Stock	-	-	-
Common stock	1,209	-	1,209
Accumulated deficit	(106,240)	19,926	(86,314)
Total Stockholders’ Deficit	(105,031)	19,926	(85,105)
Total liabilities and stockholders’ deficit	$2	$(2)	$-

BLACK ROCK PETROLEUM COMPANY

NOTES TO CONDENSED RESTATED FINANCIAL STATEMENTS

January 31, 2018

(Unaudited)

The following tables summarize changes made to the three and nine months ended January 31, 2018 and 2017 Statements of Operations.

	For the three months ended January 31, 2017
	As Reported	Adjustment	As Restated
Professional fees	$2,857	$(2,857)	$-
General and administrative	3,000	6,280	9,280
Stock management fees	750	(750)	-
Net Loss	$(6,607)	$(2,673)	$(9,280)

	For the three months ended January 31, 2018
	As Reported	Adjustment	As Restated
Professional fees	$2,857	$(2,857)	$-
General and administrative	12,000	(11,940)	60
Stock management fees	2,750	(2,750)	-
Interest expense	-	637	637
Net Loss	$(17,607)	$16,910	$(697)

	For the nine months ended January 31, 2017
	As Reported	Adjustment		As Restated
Professional fees	$5,714	$(5,714)	$
General and administrative	6,000	5,320		11,320
Stock management fees	1,500	(1,500)		-
Net Loss	$(13,214)	$1,894		$(11,320)

	For the nine months ended January 31, 2018
	As Reported	Adjustment	As Restated
Professional fees	$2,857	$(2,857)	$-
General and administrative	12,000	(11,295)	705
Stock management fees	2,750	(2,750)	-
Interest expense	-	1,910	1,910
Net Loss	$(17,607)	$14,992	$(2,615)

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

Results of Operations

We have not yet recognized any revenue as of January 31, 2018.

For the three months ended January 31, 2018 our net loss was $697 compared to $9,280 for the three months ended January 31, 2017. Our only expense in the current period was $60 for filing fees and $637 of interest expense.

For the nine months ended January 31, 2018 our net loss was $2,615 compared to $11,320 for the nine months ended January 31, 2017. Our only expense in the current period was $705 for filing fees and $1,910 of interest expense.

Liquidity and Capital Resources

As of January 31, 2018, we have no available cash, liabilities of $87,722 and an accumulated deficit of $88,929. During the nine months ended January 31, 2018 we used $1,555 of cash, which were advances to us by our CEO. For the nine months ended January 31, 2017, we used $5,240 of cash for operating activities.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2018 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this January 6, 2020.

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

Signature	Title	Date

/s/ Zoltan Nagy	President, Principal Executive Officer,	January 6, 2020
Zoltan Nagy	Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors

