Form 10-K/A
period 2018-04-30
Black Rock Petroleum Co
filed 2020-03-04
CIK 1580095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note: This 10-K/A is being filed only to correct Footnote 6.

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

The following table summarizes changes made to the April 30, 2017 balance sheet.

	April 30, 2017
Balance Sheet:	As Reported	Adjustment	As Restated
Cash	$2	$(2)	$-
Total assets	$2	(2)	$-

Accounts payable	$18,673	$5,948	$24,621
Due to related parties	86,360	(25,876)	60,484
Total liabilities	105,033	(19,928)	85,105

Common stock	1,209	-	1,209
Accumulated deficit	(106,240)	19,926	(86,314)
Total Stockholders’ Equity	(105,031)	19,926	(85,105)
Total liabilities and stockholders’ equity	$2	$(2)	$-

The following table summarizes changes made to the year ended April 30, 2017 Statement of Operations.

	For the year ended April 30, 2017
	As Reported	Adjustment	As Restated
Operating expenses	$(23,971)	$10,188	$(13,783)
Net Loss	$(23,971)	$10,188	$(13,783)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this March 3, 2020,

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

Signature	Title	Date

/s/ Zoltan Nagy	President, Principal Executive Officer,	March 3, 2020
Zoltan Nagy	Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors

EXHIBITS INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation.	S-1	7/08/13	3.1

3.2	Bylaws.	S-1	7/08/13	3.2

3.3	Amended Articles of Incorporation.	S-1	7/08/13	3.3

14.1	Code of Ethics.	10-K/A	9/16/14	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K/A	9/16/14	99.1

99.2	Disclosure Committee Charter.	10-K/A	9/16/14	99.2

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension – Schema.

101.CAL	XBRL Taxonomy Extension – Calculations.

101.DEF	XBRL Taxonomy Extension – Definitions.

101.LAB	XBRL Taxonomy Extension – Labels.

101.PRE	XBRL Taxonomy Extension – Presentation.

