Form 10-Q
period 2018-07-31
Black Rock Petroleum Co
filed 2020-03-05
CIK 1580095

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended July 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of March 4, 2020, the issuer had 120,850,000 shares of its common stock issued and outstanding.

TABLE OF CONTENTS

PART I
Item 1.	Condensed Unaudited Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4.	Controls and Procedures	11
PART II		11
Item 1.	Legal Proceedings	11
Item 1A.	Risk Factors	11
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3.	Defaults Upon Senior Securities	11
Item 4.	Mining Safety Disclosures	13
Item 5.	Other Information	11
Item 6.	Exhibits	12
	Signatures	12

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK ROCK PETROLEUM COMPANY

BLACK ROCK PETROLEUM COMPANY CONDENSED BALANCE SHEETS

	July 31, 2018	April 30, 2018
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$1	$1
Total Assets	$1	$1

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$26,163	$25,686
Due to related parties	62,100	62,100
Total Current Liabilities	88,263	87,786
Total Liabilities	88,263	87,786
Stockholders' Deficit:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock par value $0.001; 200,000,000 shares authorized, 120,850,000 shares issued and outstanding,	1,209	1,209
Accumulated deficit	(89,471)	(88,994)
Total Stockholders' Deficit	(88,262)	(87,785)
Total Liabilities and Stockholders' Deficit	$1	$1

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLACK ROCK PETROLEUM COMPANY CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months Ended July 31,
	2018	2017
		(Restated)
Operating Expenses:
General and administrative	$-	$360
Total operating expenses	-	360

Loss from operations	-	(360)

Other Expense
Interest expense	(477)	(636)
Total other expense	(477)	(636)

Net Loss	$(477)	$(996)

Loss per share, basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding, basic and diluted	120,850,000	120,850,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLACK ROCK PETROLEUM COMPANY STATEMENT OF STOCKHOLDERS’ DEFICIT FOR THE THREE MONTHS ENDED JULY 31, 2017 (Unaudited) / (Restated)
	Common Stock		Accumulated Deficit	Total
	Shares	Amount
Balance at April 30, 2017 (restated)	120,850,000	$1,209	$(86,314)	$(85,105)

Net loss (restated)	-	-	(996)	(996)

Balance at July 31, 2017 (restated)	120,850,000	$1,209	$(87,310)	$(86,101)

BLACK ROCK PETROLEUM COMPANY STATEMENT OF STOCKHOLDERS’ DEFICIT FOR THE THREE MONTHS ENDED JULY 31, 2018 (Unaudited)
	Common Stock		Accumulated Deficit	Total
	Shares	Amount
Balance at April 30, 2018	120,850,000	$1,209	$(88,994)	$(87,785)

Net loss	-	-	(477)	(477)

Balance at July 31, 2018	120,850,000	$1,209	$(89,471)	$(88,262)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLACK ROCK PETROLEUM COMPANY CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Three Months Ended July 31,
	2018	2017
		(Restated)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(477)	$(996)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Accounts payable	477	(214)
Net Cash Used in Operating Activities	-	(1,210)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash advance – related party	-	1,210
Net Cash Provided by Financing Activities	-	1,210

Net Change in Cash	-	-
Cash at Beginning of Period	1	-
Cash at End of Period	$1	$-

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLACK ROCK PETROLEUM COMPANY

NO

TO CONDENSED FINANCIAL STATEMENTS

July 31, 2018

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending April 30, 2019. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2018.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of $89,471 at July 31, 2018, has no current operations and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

Since the fiscal year ended April 30, 2016, Zoltan Nagy, CEO and Director, has advanced the Company funds to pay for general operating expenses. As of July 31, 2018 and April 30, 2018, $62,100 and $62,100, respectively, is due to Mr. Nagy. The amount due is unsecured, non-interest bearing and due on demand.

NOTE 5 – RESTATEMENT

The July 31, 2017 Statement of Operations was restated to remove amounts for rent expense that were accounted for in error and to correct accounts payable.

	For the three months ended July 31, 2017
	As Reported	Adjustment	As Restated
Professional fees	$2,857	$(2,857)	$-
General and administrative	3,000	(2,640)	360
Stock management fees	750	(750)	-
Interest expense	-	636	636
Net Loss	$(6,607)	$5,611	$(996)

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued and has determined that there are no material subsequent events that require disclosure in these financial statements.

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

We do not intend to hire additional

Results of Operations

We have not yet recognized any revenue as of July 31, 2018.

For the three months ended July 31, 2018 our net loss was $477 compared to $996 for the three months ended July 31, 2017. Our only expense in the current period was for interest expense incurred on a past due payable.

Liquidity and Capital Resources

As of July 31, 2018, we have no available cash, liabilities of $88,263 and an accumulated deficit of $89,471. During the three months ended July 31, 2018 we used no cash in operations. For the three months ended July 31, 2017, we used $1,210 of cash for operating activities.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2018 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Signature	Title	Date

/s/ Zoltan Nagy	President, Principal Executive Officer,	March 5, 2020
Zoltan Nagy	Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors

12