Form 10-Q
period 2018-10-31
Black Rock Petroleum Co
filed 2020-03-11
CIK 1580095

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended October 31, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of March 6, 2020, the issuer had 120,850,000 shares of its common stock issued and outstanding.

1

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK ROCK PETROLEUM COMPANY

BLACK ROCK PETROLEUM COMPANY CONDENSED BALANCE SHEETS

	October 31, 2018	April 30, 2018
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$1	$1
Total Assets	$1	$1

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$26,641	$25,686
Due to related parties	62,100	62,100
Total Current Liabilities	88,741	87,786
Total Liabilities	88,741	87,786
Stockholders' Deficit:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock par value $0.001; 200,000,000 shares authorized, 120,850,000 shares issued and outstanding,	1,209	1,209
Accumulated deficit	(89,949)	(88,994)
Total Stockholders' Deficit	(88,740)	(87,785)
Total Liabilities and Stockholders' Deficit	$1	$1

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLACK ROCK PETROLEUM COMPANY CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2018	2017	2018	2017
		(Restated)		(Restated)
Operating Expenses:
General and administrative	$-	$285	$-	$645
Total operating expenses	-	285	-	645

Loss from operations	-	(285)	-	(645)

Other Expense
Interest expense	(478)	(637)	(955)	(1,273)
Total other expense	(478)	(637)	(955)	(1,273)

Net Loss	$(478)	$(922)	$(955)	$(1,918)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding, basic and diluted	120,850,000	120,850,000	120,850,000	120,850,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLACK ROCK PETROLEUM COMPANY STATEMENT OF STOCKHOLDERS’ DEFICIT FOR THE SIX MONTHS ENDED OCTOBER 31, 2017 (Unaudited) / (Restated)
	Common Stock		Accumulated Deficit	Total
	Shares	Amount
Balance at April 30, 2017 (restated)	120,850,000	$1,209	$(86,314)	$(85,105)

Net loss (restated)	-	-	(996)	(996)

Balance at July 31, 2017 (restated)	120,850,000	1,209	(87,310)	(86,101)

Net loss (restated)	-	-	(922)	(922)

Balance at October 31, 2017 (restated)	120,850,000	$1,209	$(88,232)	$(87,023)

BLACK ROCK PETROLEUM COMPANY STATEMENT OF STOCKHOLDERS’ DEFICIT FOR THE SIX MONTHS ENDED OCTOBER 31, 2018 (Unaudited)
	Common Stock		Accumulated Deficit	Total
	Shares	Amount
Balance at April 30, 2018	120,850,000	$1,209	$(88,994)	$(87,785)

Net loss	-	-	(477)	(477)

Balance at July 31, 2018	120,850,000	1,209	(89,471)	(88,262)

Net loss	-	-	(478)	(478)

Balance at October 31, 2018	120,850,000	$1,209	$(89,949)	$(88,740)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLACK ROCK PETRO LEUM COMPANY CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended October 31,
	2018	2017
		(Restated)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(955)	$(1,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Accounts payable	955	423
Net Cash Used in Operating Activities	-	(1,495)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash advance – related party	-	1,497
Net Cash Provided by Financing Activities	-	1,497

Net Change in Cash	-	2
Cash at Beginning of Period	1	-
Cash at End of Period	$1	$2

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLACK ROCK PETROLEUM COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

October 31, 2018

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of $89,949 at October 31, 2018, has no current operations and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

Since the fiscal year ended April 30, 2016, Zoltan Nagy, CEO and Director, has advanced the Company funds to pay for general operating expenses. As of October 31, 2018 and April 30, 2018, $62,100 and $62,100, respectively, is due to Mr. Nagy. The amount due is unsecured, non-interest bearing and due on demand.

BLACK ROCK PETROLEUM COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

October 31, 2018

(Unaudited)

NOTE 5 – RESTATEMENT

The October 31, 2017 Statement of Operations was restated to remove amounts for rent expense that were accounted for in error and to correct accounts payable.

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

We do not intend to hire additional

Results of Operations

We have not yet recognized any revenue as of October 31, 2018.

For the three months ended October 31, 2018 our net loss was $478 compared to $922 for the three months ended October 31, 2017. Our only expense in the current period was for interest expense incurred on a past due payable.

For the six months ended October 31, 2018 our net loss was $955 compared to $1,918 for the six months ended October 31, 2017. Our only expense in the current period was for interest expense incurred on a past due payable.

Liquidity and Capital Resources

As of October 31, 2018, we have no available cash, liabilities of $88,741 and an accumulated deficit of $89,949. During the six months ended October 31, 2018 we used no cash in operations. For the six months ended October 31, 2017, we used $1,495 of cash for operating activities.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2018 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

13

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

Signature	Title	Date

/s/ Zoltan Nagy	President, Principal Executive Officer,	March 11, 2020
Zoltan Nagy	Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors

14