Form 10-K
period 2019-04-30
Black Rock Petroleum Co
filed 2020-05-05
CIK 1580095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2019

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐  NO ☒

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act:  YES ☒  NO ☐

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☒ Emerging growth company ☐	Accelerated filer ☐ Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. There has been no active trading of our common stock,

As of May 4, 2020, 120,850,000 shares of the registrant’s common stock were outstanding.

PART I

ITEM 1. BUSINESS.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Sale of Oil and Gas Equipment

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

Company’s Office

Our executive office is located at 1361 Peltier Drive, Point Roberts, Washington 98281.  Our telephone number is (604783-9664 and our registered agent for service of process is the National Registered Agents Inc. of NV, located at 1000 East William Street, Suite 204, Carson City, Nevada 89701. Our fiscal year end is April 30.

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

ITEM 2. PROPERTIES.

None.

ITEM 3. LEGAL PROCEEDINGS.

There are no claims, actions, suits, proceedings, or investigations that are currently pending or, to the Company’s knowledge, threatened by or against the Company or respecting its operations or assets, or by or against any of the Company’s officers, directors, or affiliates.

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

Recent Sales of Unregistered Securities

None

Issuer Purchase of Securities

The Company did not repurchase any of its securities during the fiscal years ended April 30, 2019 and 2018.

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

Results of Operations

We have not yet recognized any revenue as of April 30, 2019.

For the year ended April 30, 2019 our net loss was $2,315 compared to $2,680 for the year ended April 30, 2018. Our only expense in the current period was $405 for filing fees and $1,910 of interest expense incurred on a past due payable compared to $765 for filing fees and $1,915 of interest expense.

Liquidity and Capital Resources

As of April 30, 2019, we have no available cash, liabilities of $90,106 and an accumulated deficit of $91,309. During the year ended April 30, 2019 we used $405 of cash, which were advances to us by our CEO. For the year ended April 30, 2018, we used $1,615 of cash for operating activities.

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

BLACK ROCK PETROLEUM COMPANY

FOR THE YEARS ENDED APRIL 30, 2019 AND 2018

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders & Board of Directors

Black Rock Petroleum Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Black Rock Petroleum Company as of April 30, 2019 and 2018 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the years then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2019 and 2018 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Seattle, Washington

April 23, 2020

BLACK ROCK PETROLEUM COMPANY

BALANCE SHEETS

	April 30,
	2019	2018
ASSETS
Current Assets:
Cash	$6	$1
Total Current Assets	6	1
Total Assets	$6	$1
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$27,596	$25,686
Due to a related party	62,510	62,100
Total Current Liabilities	90,106	87,786
Total Liabilities	90,106	87,786

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.001 par value, 200,000,000 shares authorized; 120,850,000 shares issued and outstanding	1,209	1,209
Accumulated deficit	(91,309)	(88,994)
Total stockholders’ deficit	(90,100)	(87,785)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6	$1

The accompanying notes are an integral part of these financial statements.

BLACK ROCK PETROLEUM COMPANY

STATEMENTS OF OPERATIONS

	For the Years Ended April 30,
	2019	2018
Operating Expenses:
General and administrative	405	765
Total operating expenses	405	765

Loss from operations	(405)	(765)

Other expense:
Interest expense	(1,910)	(1,915)
Total other expense	(1,910)	(1,915)

Net Loss	$(2,315)	$(2,680)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	120,850,000	120,850,000

The accompanying notes are an integral part of these financial statements.

BLACK ROCK PETROLEUM COMPANY

STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance at April 30, 2017 (restated)	120,850,000	$1,209	$(86,314)	$(85,105)

Net loss	-	-	(2,680)	(2,680)

Balance at April 30, 2018	120,850,000	1,209	(88,994)	(87,785)

Net loss	-	-	(2,315)	(2,315)

Balance at April 30, 2019	120,850,000	$1,209	$(91,309)	$(90,100)

The accompanying notes are an integral part of these financial statements.

BLACK ROCK PETROLEUM COMPANY

STATEMENTS OF CASH FLOWS

	For the Years Ended April 30,
	2019	2018
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(2,315)	$(2,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Accounts payable	1,910	1,065
Net Cash Used in Operating Activities	(405)	(1,615)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash advances – related party	410	1,616
Net Cash Provided by Financing Activities	410	1,616

Change in Cash	5	1
Cash at Beginning of Year	1	-
Cash at End of Year	$6	$1
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

BLACK ROCK PETROLEUM COMPANY

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2019

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Black Rock Petroleum Company, (“Black Rock” or “The Company”) located at 1361 Peltier Drive, Point Roberts WA, 98281, was formed on April 24, 2013 under the laws of the State of Nevada.  We have not commenced our planned operations. The Company’s fiscal year end is April 30.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash and accounts payable approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at April 30, 2019.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. There were no potentially dilutive shares for the years ended April 30, 2019 and 2018.

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. The new standard supersedes the present U.S. GAAP standard on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease obligations. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. There has been no material impact on our financial statements as a result of adopting this standard.

On June 20, 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Meaning that companies will value all equity classified awards at their grant-date under ASC718 and forgo revaluing the award after this date. The Company has chosen to early adopt this standard. There has been no material impact on our financial statements as a result of adopting this standard.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $91,309 at April 30, 2019, has no current operations and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is currently seeking an acquisition opportunity with a company in the mining sector.

NOTE 4 - RELATED PARTY TRANSACTIONS

Since the fiscal year ended April 30, 2016, Zoltan Nagy, CEO and Director, has advanced the Company funds to pay for general operating expenses. As of April 30, 2019 and 2018, $62,510 and $62,100, respectively, is due to Mr. Nagy. The amount due is unsecured, non-interest bearing and due on demand.

NOTE 5 – INCOME TAXES

At April 30, 2019, the Company had net operating loss carry forwards of approximately $19,200 that may be offset against future taxable income.  No tax benefit has been reported in the April 30, 2019 or 2018 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The provision for Federal income tax consists of the following for the years ended April 30, 2019 and 2018:

	2019	2018
Federal income tax benefit attributable to:
Current operations	$(486)	$(563)
Less: valuation allowance	486	563
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% (the U.S. federal income tax rate of 21% is being used due to the new tax law recently enacted) of significant items comprising our net deferred tax amount is as follows as of April 30, 2019 and 2018:

	2019	2018
Deferred Tax Assets:
NOL Carryover	$19,200	$18,700
Less valuation allowance	(19,200)	(18,700)
Net deferred tax assets	$-	$-

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of April 30, 2019, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statement were available to be issued and has determined that there are no material subsequent events that require disclosure in these financial statements other than the following.

On April 2, 2020, the Company entered into a Definitive Merger Agreement with Optimum Mining, Inc. (“Optimum”). Under the terms of the agreement, Black Rock proposes to acquire all of the 100,000,000 Issued and Outstanding Securities of Optimum in consideration for 99,500,000 of the total 120,850,000 Black Rock Common Shares issued and outstanding. Black Rock has agreed to appoint Mr. Walter J. Weekes, Sr. to the Board of Directors, President and Chief Financial Officer. The Board of Black Rock appointed Kimberly S. Halvorson as Secretary of the Company. The Company plans to complete all the SEC required Filings with FINRA, OTC Markets and the State of Nevada regarding the proposed Corporate Actions.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2019, these disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible to establish and maintain adequate internal control over financial reporting. Our Chief Executive Officer and Chief Financial Officer are responsible to design or supervise a process that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The policies and procedures include:

●	maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of assets,

●	reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

●	reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period April 30, 2019.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal year April 30, 2019, our internal control over financial reporting were not effective at that reasonable assurance level. The following aspects of the Company were noted as potential material weaknesses:

●	lack of an audit committee

●	lack of timely filing of our SEC documents

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the year ended April 30, 2019 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)

Zoltan Nagy 1361 Peltier Drive Point Roberts, Washington 98281	53	president, principal executive officer, principal financial officer, principal accounting officer, secretary, treasurer and sole member of the board of directors

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock.  Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon a review of those forms and representations regarding the need for filing for the year ended April 30, 2019, we believe all necessary forms have been filed.

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

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(j)
Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value & Nonqualified Deferred Compensation Earnings	Total
Position	Year	($)	($)	($)	($)	(S)	($)	($)
Zoltan Nagy	2019	0	0	0	0	0	0	0
President	2018	0	0	0	0	0	0	0

We have no employment agreements with our sole officer. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.  Further, no compensation has been paid subsequent to April 30, 2019.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole officer and director other than as described herein.

Compensation of Directors

The sole member of our board of directors is not compensated for his services as a director. The board has not implemented a plan to award options to our directors. There are no contractual arrangements with our sole director. We have no director’s service contracts.  The following table sets forth compensation paid to our sole director from inception on April 24, 2013 to our year end on April 30, 2019.  Since that time we have not paid any compensation to Mr. Nagy either as an executive officer or as a director.

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

Name and Address	Number of Shares	Percentage of Ownership
Maximum Ventures Holdings	7,470,000	6.18%
Harmony Ridge Corp.	7,040,000	5.83%
All others (2 persons)	14,510,000	12.01%

Beneficial Ownership
Zoltan Nagy
1361 Peltier Drive	100,000,000	82.75%
Point Roberts, WA 98281
All Officers and Directors as a Group (1 person)	100,000,000	82.75%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Since the fiscal year ended April 30, 2016, Zoltan Nagy, CEO and Director, has advanced the Company funds to pay for general operating expenses. As of April 30, 2019 and 2018, $62,510 and $62,100, respectively, is due to Mr. Nagy. The amount due is unsecured, non-interest bearing and due on demand.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	2019	2018
Audit Fees	$0	$0
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	$0	$0

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

PART IV

ITEM 15. EXHIBITS

Exhibit	Document Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this May 5, 2020,

BLACK ROCK PETROLEUM COMPANY

BY:	/s/ Zoltan Nagy
Zoltan Nagy
President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Zoltan Nagy	President, Chief Executive Officer,	May 5, 2020
Zoltan Nagy	Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors

