Form 10-Q
period 2019-07-31
Black Rock Petroleum Co
filed 2020-05-05
CIK 1580095

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-55281

BLACK ROCK PETROLEUM COMPANY

(Exact name of registrant as specified in its charter)

Nevada
(State or Other Jurisdiction of Incorporation or Organization)

1361 Peltier Drive Point Roberts, Washington 98281
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (604) 783-9664

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 4, 2020, the issuer had 120,850,000 shares of its common stock issued and outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK ROCK PETROLEUM COMPANY

BLACK ROCK PETROLEUM COMPANY CONDENSED BALANCE SHEETS

	July 31, 2019	April 30, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash	$1	$6
Total Current Assets	1	6
Total Assets	$1	$6
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$28,074	$27,596
Due to a related party	62,505	62,510
Total Current Liabilities	90,579	90,106
Total Liabilities	90,579	90,106

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.001 par value, 200,000,000 shares authorized; 120,850,000 shares issued and outstanding	1,209	1,209
Accumulated deficit	(91,787)	(91,309)
Total stockholders’ deficit	(90,578)	(90,100)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1	$6

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLACK ROCK PETROLEUM COMPANY CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended July 31,
	2019	2018
Operating Expenses:
General and administrative	$-	$-
Total operating expenses	-	-

Loss from operations	-	-

Other Expense
Interest expense	(478)	(477)
Total other expense	(478)	(477)

Net Loss	$(478)	$(477)

Loss per share, basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding, basic and diluted	120,850,000	120,850,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLACK ROCK PETROLEUM COMPANY STATEMENT OF STOCKHOLDERS’ DEFICIT FOR THE THREE MONTHS ENDED JULY 31, 2018 (Unaudited)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance at April 30, 2018	120,850,000	$1,209	$(88,994)	$(87,785)

Net loss	-	-	(477)	(477)

Balance at July 31, 2018	120,850,000	$1,209	$(89,471)	$(88,262)

BLACK ROCK PETROLEUM COMPANY STATEMENT OF STOCKHOLDERS’ DEFICIT FOR THE THREE MONTHS ENDED JULY 31, 2019 (Unaudited)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance at April 30, 2019	120,850,000	$1,209	$(91,309)	$(90,100)

Net loss	-	-	(478)	(478)

Balance at July 31, 2019	120,850,000	$1,209	$(91,787)	$(90,578)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLACK ROCK PETROLEUM COMPANY CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended July 31,
	2019	2018

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(478)	$(477)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Accounts payable	478	477
Net Cash Used in Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-

Net Change in Cash	-	-
Cash at Beginning of Period	1	1
Cash at End of Period	$1	$1

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLACK ROCK PETROLEUM COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

July 31, 2019

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending April 30, 2020. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2019.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of $91,787 at July 31, 2019, has no current operations and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

Since the fiscal year ended April 30, 2016, Zoltan Nagy, CEO and Director, has advanced the Company funds to pay for general operating expenses. As of July 31, 2019 and April 30, 2019, $62,505 and $62,510, respectively, is due to Mr. Nagy. The amount due is unsecured, non-interest bearing and due on demand.

NOTE 5 – SUBSEQUENT EVENTS

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

Results of Operations

We have not yet recognized any revenue as of July 31, 2019.

For the three months ended July 31, 2019 our net loss was $478 compared to $477 for the three months ended July 31, 2018. Our only expense in both periods was for interest expense on a past due payable.

Liquidity and Capital Resources

As of July 31, 2019, we have no available cash, liabilities of $90,579 and an accumulated deficit of $91,787. During the three months ended July 31, 2019 we used no cash in operations.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2019 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

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

Signature	Title	Date

/s/ Zoltan Nagy	President, Principal Executive Officer,	May 5, 2020
Zoltan Nagy	Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors