Form 10-Q
period 2019-10-31
Black Rock Petroleum Co
filed 2020-05-08
CIK 1580095

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BKRP	OTC Pink

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 6, 2020, the issuer had 120,850,000 shares of its common stock issued and outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK ROCK PETROLEUM COMPANY

BLACK ROCK PETROLEUM COMPANY

CONDENSED BALANCE SHEETS

	October 31, 2019	April 30, 2019
ASSETS	(Unaudited)
Current Assets:
Cash	$1	$6
Total Current Assets	1	6
Total Assets	$1	$6
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$29,551	$27,596
Due to a related party	62,505	62,510
Total Current Liabilities	92,056	90,106
Total Liabilities	92,056	90,106

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.001 par value, 200,000,000 shares authorized; 120,850,000 shares issued and outstanding	1,209	1,209
Accumulated deficit	(93,264)	(91,309)
Total stockholders' deficit	(92,055)	(90,100)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1	$6

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLACK ROCK PETROLEUM COMPANY

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2019	2018	2019	2018
Operating Expenses:
General and administrative	$1,000	$-	$1,000	$-
Total operating expenses	1,000	-	1,000	-

Loss from operations	(1,000)	-	(1,000)	-

Other Expense
Interest expense	(477)	(478)	(955)	(955)
Total other expense	(477)	(478)	(955)	(955)

Net Loss	$(1,477)	$(478)	$(1,955)	$(955)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding, basic and diluted	120,850,000	120,850,000	120,850,000	120,850,000

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

BLACK ROCK PETROLEUM COMPANY

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED OCTOBER 31, 2019

(Unaudited)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance at April 30, 2019	120,850,000	$1,209	$(91,309)	$(90,100)

Net loss	-	-	(478)	(478)

Balance at July 31, 2019	120,850,000	1,209	(91,787)	(90,578)

Net loss	-	-	(1,477)	(1,477)

Balance at October 31, 2019	120,850,000	$1,209	$(93,264)	$(92,055)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLACK ROCK PETROLEUM COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended October 31,
	2019	2018

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,955)	$(955)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Accounts payable	1,955	955
Net Cash Used in Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-

Net Change in Cash	-	-
Cash at Beginning of Period	1	1
Cash at End of Period	$1	$1

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLACK ROCK PETROLEUM COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

October 31, 2019

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Black Rock Petroleum Company, (“Black Rock” or “The Company”) located at 1361 Peltier Drive, Point Roberts WA, 98281, was formed on April 24, 2013 under the laws of the State of Nevada.  We have not commenced our planned operations. The Company’s fiscal year end is April 30.

We have not generated any operating revenues to date.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of $93,264 at October 31, 2019, has no current operations and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

Since the fiscal year ended April 30, 2016, Zoltan Nagy, CEO and Director, has advanced the Company funds to pay for general operating expenses. As of October 31, 2019 and April 30, 2019, $62,505 and $62,510, respectively, is due to Mr. Nagy. The amount due is unsecured, non-interest bearing and due on demand.

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

Results of Operations

We have not yet recognized any revenue as of October 31, 2019.

For the three months ended October 31, 2019 our net loss was $1,477 compared to $478 for the three months ended October 31, 2018. During the current period we incurred $1,000 for accounting expense and $477 of interest expense. Our only expense in the prior period was for interest expense on a past due payable.

For the six months ended October 31, 2019 our net loss was $1,955 compared to $955 for the six months ended October 31, 2018. During the current period we incurred $1,000 for accounting expense and $955 of interest expense. Our only expense in the prior period was for interest expense on a past due payable.

Liquidity and Capital Resources

As of October 31, 2019, we have no available cash, liabilities of $92,056 and an accumulated deficit of $93,264. During the six months ended October 31, 2019 we didn’t use any cash in operations.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2019 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Signature	Title	Date

/s/ Zoltan Nagy	President, Principal Executive Officer,	May 8, 2020
Zoltan Nagy	Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors