Form 10-Q
period 2020-01-31
Black Rock Petroleum Co
filed 2020-05-11
CIK 1580095

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended January 31, 2020

☒  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 9, 2020, the issuer had 120,850,000 shares of its common stock issued and outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK ROCK PETROLEUM COMPANY

BLACK ROCK PETROLEUM COMPANY

CONDENSED BALANCE SHEETS

	January 31, 2020	April 30, 2019
ASSETS	(Unaudited)
Current Assets:
Cash	$1	$6
Total Current Assets	1	6
Total Assets	$1	$6
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$37,154	$27,596
Due to a related party	74,130	62,510
Total Current Liabilities	111,284	90,106
Total Liabilities	111,284	90,106

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.001 par value, 200,000,000 shares authorized; 120,850,000 shares issued and outstanding	1,209	1,209
Accumulated deficit	(112,492)	(91,309)
Total stockholders’ deficit	(111,283)	(90,100)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1	$6

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLACK ROCK PETROLEUM COMPANY

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2020	2019	2020	2019
Operating Expenses:
General and administrative	$18,750	$-	$19,750	$-
Total operating expenses	18,750	-	19,750	-

Loss from operations	(18,750)	-	(19,750)	-

Other Expense:
Interest expense	(478)	(477)	(1,433)	(1,432)
Total other expense	(478)	(477)	(1,433)	(1,432)

Net Loss	$(19,228)	$(477)	$(21,183)	$(1,432)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding, basic and diluted	120,850,000	120,850,000	120,850,000	120,850,000

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

BLACK ROCK PETROLEUM COMPANY

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED JANUARY 31, 2020

(Unaudited)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance at April 30, 2019	120,850,000	$1,209	$(91,309)	$(90,100)

Net loss	-	-	(478)	(478)

Balance at July 31, 2019	120,850,000	1,209	(91,787)	(90,578)

Net loss	-	-	(1,477)	(1,477)

Balance at October 31, 2019	120,850,000	1,209	(93,264)	(92,055)

Net loss	-	-	(19,228)	(19,228)

Balance at January 31, 2020	120,850,000	$1,209	$(112,492)	$(111,283)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLACK ROCK PETROLEUM COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended January 31,
	2020	2019

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(21,183)	$(1,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Accounts payable	9,558	1,432
Net Cash Used in Operating Activities	(11,625)	-

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	11,620	-
Net Cash Provided by Financing Activities	11,620	-

Net Change in Cash	(5)	-
Cash at Beginning of Period	6	1
Cash at End of Period	$1	$1

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLACK ROCK PETROLEUM COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

January 31, 2020

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of $112,492 at January 31, 2020, has no current operations and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

Since the fiscal year ended April 30, 2016, Zoltan Nagy, CEO and Director, has advanced the Company funds to pay for general operating expenses. As of January 31, 2020 and April 30, 2019, $65,505 and $62,510, respectively, is due to Mr. Nagy. The amount due is unsecured, non-interest bearing and due on demand.

During the three months ended January 31, 2020, Walter Weeks, CEO of Optimum Mining, Inc (see Note 5), advanced the Company $8,625 to pay for professional fees. The advance is unsecured, non-interest bearing and due on demand.

NOTE 5 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued and has determined that there are no material subsequent events that require disclosure in these financial statements other than the following.

On April 2, 2020, the Company entered into a Definitive Merger Agreement with Optimum Mining, Inc. (“Optimum”). Under the terms of the agreement, Black Rock proposes to acquire all of the 100,000,000 Issued and Outstanding Securities of Optimum in consideration for 99,500,000 of the total 120,850,000 Black Rock Common Shares issued and outstanding. Black Rock has agreed to appoint Mr. Walter J. Weekes, Sr. to the Board of Directors, President and Chief Financial Officer. The Board of Black Rock appointed Kimberly S. Halvorson as Secretary of the Company. The Company plans to complete all the SEC required Filings with FINRA, OTC Markets and the State of Nevada regarding the proposed Corporate Actions. On April 29, 2020, the parties signed an addendum to the agreement in which they agreed to extend the original closing date of April 30, 2020 to May 31, 2020.

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

Results of Operations

We have not yet recognized any revenue as of January 31, 2020.

For the three months ended January 31, 2020 our net loss was $19,228 compared to $477 for the three months ended January 31, 2019. During the current period we incurred $18,750 for audit and accounting expense and $478 of interest expense. Our only expense in the prior period was for interest expense on a past due payable.

For the nine months ended January 31, 2020 our net loss was $21,183 compared to $1,432 for the nine months ended January 31, 2019. During the current period we incurred $19,750 for audit and accounting expense and $1,433 of interest expense. Our only expense in the prior period was for interest expense on a past due payable.

Liquidity and Capital Resources

As of January 31, 2020, we have no available cash, liabilities of $111,284 and an accumulated deficit of $112,492. During the nine months ended January 31, 2020 we didn’t use any cash in operations.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2020 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Signature	Title	Date

/s/ Zoltan Nagy	President, Principal Executive Officer,	May 11, 2020
Zoltan Nagy	Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors