Form 10-K
period 2020-04-30
Black Rock Petroleum Co
filed 2020-10-30
CIK 1580095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2020

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. There has been no active trading of our common stock,

As of October 30, 2020, 120,850,000 shares of the registrant’s common stock were outstanding.

i

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

Recent Sales of Unregistered Securities

None

Issuer Purchase of Securities

The Company did not repurchase any of its securities during the fiscal years ended April 30, 2020 and 2019.

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

Results of Operations

We have not yet recognized any revenue as of April 30, 2020.

For the year ended April 30, 2020 our net loss was $27,389 compared to $2,315 for the year ended April 30, 2019. During the current fiscal year we incurred $25,125 of professional fees related to bringing our filings current on OTCMarkets. We also incurred $1,910 of interest expense on a past due payable. Our only expense in the prior year was $405 for filing fees and $1,910 of interest expense incurred on the same past due payable.

Liquidity and Capital Resources

As of April 30, 2020, we have no available cash, liabilities of $100,365 and an accumulated deficit of $118,698. During the year ended April 30, 2020 we used $25,224 of cash. For the year ended April 30, 2019, we used $405 of cash for operating activities.

During the year ended April 30, 2020, we received $25,219 from financing activities compared to $410 in the prior year.

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

BLACK ROCK PETROLEUM COMPANY

FOR THE YEARS ENDED APRIL 30, 2020 AND 2019

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders & Board of Directors

Black Rock Petroleum Company

Opinion on the Financial Statements

We have audited the accompanying restated balance sheets of Black Rock Petroleum Company as of April 30, 2020 and 2019 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the years then ended. In our opinion, the restated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2020 and 2019 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Seattle, Washington

October 28, 2020

BLACK ROCK PETROLEUM COMPANY BALANCE SHEETS
	April 30,
	2020	2019
ASSETS
Current Assets:
Cash	$1	$6
Total Current Assets	1	6
Total Assets	$1	$6
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$29,761	$27,596
Loan payable	5,000	-
Due to a related party	65,604	62,510
Total Current Liabilities	100,365	90,106
Total Liabilities	100,365	90,106

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.001 par value, 200,000,000 shares authorized; 120,850,000 shares issued and outstanding	1,209	1,209
Additional paid in capital	17,125
Accumulated deficit	(118,698)	(91,309)
Total stockholders’ deficit	(100,364)	(90,100)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1	$6

The accompanying notes are an integral part of these financial statements.

BLACK ROCK PETROLEUM COMPANY STATEMENTS OF OPERATIONS
	For the Years Ended April 30,
	2020	2019
Operating Expenses:
General and administrative	25,479	405
Total operating expenses	25,479	405

Loss from operations	(25,479)	(405)

Other expense:
Interest expense	(1,910)	(1,910)
Total other expense	(1,910)	(1,910)

Net loss before provision for income taxes	(27,389)	(2,315)
Provision for income taxes	-	-
Net Loss	$(27,389)	$(2,315)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	120,850,000	120,850,000

The accompanying notes are an integral part of these financial statements.

BLACK ROCK PETROLEUM COMPANY STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance at April 30, 2018	120,850,000	$1,209	$-	$(88,994)	$(87,785)

Net loss	-	-	-	(2,315)	(2,315)

Balance at April 30, 2019	120,850,000	1,209	-	(91,309)	(90,100)

Contributed capital	-	-	17,125	-	17,125

Net loss	-	-	-	(27,389)	(27,389)

Balance at April 30, 2020	120,850,000	$1,209	$17,125	$(118,698)	$(100,364)

The accompanying notes are an integral part of these financial statements.

BLACK ROCK PETROLEUM COMPANY STATEMENTS OF CASH FLOWS
	For the Years Ended April 30,
	2020	2019
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(27,389)	$(2,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Accounts payable	2,165	1,910
Net Cash Used in Operating Activities	(25,224)	(405)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash advances – related party	3,094	410
Loan payable	5,000	-
Contributed capital	17,125	-
Net Cash Provided by Financing Activities	25,219	410

Change in Cash	(5)	5
Cash at Beginning of Year	6	1
Cash at End of Year	$1	$6
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

BLACK ROCK PETROLEUM COMPANY

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2020

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

The carrying amount of the Company’s financial assets and liabilities, such as cash and accounts payable approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at April 30, 2020.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. There were no potentially dilutive shares for the years ended April 30, 2020 and 2019.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $118,698 at April 30, 2020, has no current operations and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is currently seeking an acquisition opportunity with a company in the mining sector.

NOTE 4 - RELATED PARTY TRANSACTIONS

Since the fiscal year ended April 30, 2016, Zoltan Nagy, CEO and Director, has advanced the Company funds to pay for general operating expenses. As of April 30, 2020 and 2019, $65,604 and $62,510, respectively, is due to Mr. Nagy. The amount due is unsecured, non-interest bearing and due on demand.

NOTE 5 – LOAN PAYABLE

During the year ended April 30, 2020, Walter Weeks (Note 6) advanced the Company $5,000 that was used for professional fees. The advance is unsecured, non-interest bearing and due on demand.

NOTE 6 – CONTRIBUTED CAPITAL

During the year ended April 30, 2020, Mr. Weeks contributed $17,125 to the Company as part of a planned merger agreement (Note 6). The contributed capital was also used to pay for professional fees.

NOTE 7 – INCOME TAXES

At April 30, 2020, the Company had net operating loss carry forwards of approximately $25,300 that may be offset against future taxable income.  No tax benefit has been reported in the April 30, 2020 or 2019 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The provision for Federal income tax consists of the following for the years ended April 30, 2020 and 2019:

	2020	2019
Federal income tax benefit attributable to:
Current operations	$(5,730)	$(486)
Less: valuation allowance	5,730	486
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% (the U.S. federal income tax rate of 21% is being used due to the new tax law recently enacted) of significant items comprising our net deferred tax amount is as follows as of April 30, 2020 and 2019:

	2020	2019
Deferred Tax Assets:
NOL Carryover	$24,900	$19,200
Less valuation allowance	(24,900)	(19,200)
Net deferred tax assets	$-	$-

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of April 30, 2020, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statement were available to be issued and has determined that there are no material subsequent events that require disclosure in these financial statements.

The definitive agreement the Company entered into on March 15, 2020 with Optimum Mining, Inc. (“Optimum Corporation”) has lapsed and no further extensions granted. Under the terms of the agreement, the Company proposed to acquire all the 100,000,000 Issued and Outstanding Securities of Optimum in consideration for 99,500,000 of the total 120,850,000 Black Rock Common Shares issued and outstanding. As such, Walter Weekes has resigned from the board and Kim Halvarson as Secretary are no longer associated with the company in any capacity whatsoever.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2020, these disclosure controls and procedures were not effective.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period April 30, 2020.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal year April 30, 2020, our internal control over financial reporting were not effective at that reasonable assurance level. The following aspects of the Company were noted as potential material weaknesses:

●	lack of an audit committee

●	lack of segregation of duties

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the year ended April 30, 2020 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)

Zoltan Nagy	54	president, principal executive officer, principal financial
1361 Peltier Drive		officer, principal accounting officer, secretary, treasurer
Point Roberts, Washington 98281		and sole member of the board of directors

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock.  Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon a review of those forms and representations regarding the need for filing for the year ended April 30, 2020, we believe all necessary forms have been filed.

Audit Committee Financial Expert

We do not have an audit committee financial expert.  We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.  Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Audit Committee and Charter

Due to our size and scope of operations, we currently do not have an independent audit committee in place.

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

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(j)
Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value & Nonqualified Deferred Compensation Earnings	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)
Zoltan Nagy	2020	0	0	0	0	0	0	0
President	2019	0	0	0	0	0	0	0

We have no employment agreements with our sole officer. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.  Further, no compensation has been paid subsequent to April 30, 2020.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole officer and director other than as described herein.

Compensation of Directors

The sole member of our board of directors is not compensated for his services as a director. The board has not implemented a plan to award options to our directors. There are no contractual arrangements with our sole director. We have no director’s service contracts. The following table sets forth compensation paid to our sole director from inception on April 24, 2013 to our year end on April 30, 2020.  Since that time we have not paid any compensation to Mr. Nagy either as an executive officer or as a director.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Since the fiscal year ended April 30, 2016, Zoltan Nagy, CEO and Director, has advanced the Company funds to pay for general operating expenses. As of April 30, 2020 and 2019, $94,354 and $62,510, respectively, is due to Mr. Nagy. The amount due is unsecured, non-interest bearing and due on demand.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	2020	2019
Audit Fees	$12,625	$0
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	$0	$0

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this October 30, 2020,

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

Signature	Title	Date

/s/ Zoltan Nagy	President, Chief Executive Officer,	October 30, 2020
Zoltan Nagy	Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors