Form 10-Q
period 2020-07-31
Black Rock Petroleum Co
filed 2020-12-28
CIK 1580095

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55281

BLACK ROCK PETROLEUM COMPANY

(Exact name of registrant as specified in its charter)

Nevada
(State or Other Jurisdiction of Incorporation or Organization)

#108 2559 Parkview lane Port Coquitlam BC Canada V3c6m1
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code:

(778) 814-7729

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of December 21, 2020, the issuer had 120,850,000 shares of its common stock issued and outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK ROCK PETROLEUM COMPANY

BLACK ROCK PETROLEUM COMPANY
CONDENSED BALANCE SHEETS

	July 31, 2020	April 30, 2020
	(Unaudited)
ASSETS
Current Assets:
Cash	$1	$1
Total Current Assets	1	1
Total Assets	$1	$1

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$31,193	$29,761
Loan payable	5,000	5,000
Due to a related party	71,114	65,604
Total Current Liabilities	107,307	100,365
Total Liabilities	107,307	100,365

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.001 par value, 200,000,000 shares authorized; 120,850,000 shares issued and outstanding	1,209	1,209
Additional paid in capital	17,125	17,125
Accumulated deficit	(125,640)	(118,698)
Total stockholders’ deficit	(107,306)	(100,364)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1	$1

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLACK ROCK PETROLEUM COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended July 31,
	2020	2019
Operating Expenses:
General and administrative	$5,510	$-
Total operating expenses	5,510	-

Loss from operations	(5,510)	-

Other Expense:
Interest expense	(1,432)	(478)
Total other expense	(1,432)	(478)

Net Loss	$(6,942)	$(478)

Loss per share, basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding, basic and diluted	120,850,000	120,850,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLACK ROCK PETROLEUM COMPANY
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED JULY 31, 2019 AND 2020
(Unaudited)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance at April 30, 2019	120,850,000	$1,209	$(91,309)	$(90,100)

Net loss	-	-	(478)	(478)

Balance at July 31, 2019	120,850,000	$1,209	$(91,787)	$(90,578)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at April 30, 2020	120,850,000	$1,209	$17,125	$(118,698)	$(100,364)

Net loss	-	-	-	(6,942)	(6,942)

Balance at July 31, 2020	120,850,000	$1,209	$17,125	$(125,640)	$(107,306)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLACK ROCK PETROLEUM COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended July 31,
	2020	2019
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(6,942)	$(478)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Accounts payable	1,432	478
Net Cash Used in Operating Activities	(5,510)	-

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	5,510	-
Net Cash Provided by Financing Activities	5,510	-

Net Change in Cash	-	-
Cash at Beginning of Period	1	1
Cash at End of Period	$1	$1

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLACK ROCK PETROLEUM COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

July 31, 2020

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending April 30, 2021. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2020.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of $125,640 at July 31, 2020, has no current operations and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

Since the fiscal year ended April 30, 2016, Zoltan Nagy, CEO and Director, has advanced the Company funds to pay for general operating expenses. As of July 31, 2020 and April 30, 2020, $71,114 and $65,604, respectively, is due to Mr. Nagy. The amount due is unsecured, non-interest bearing and due on demand.

NOTE 5 – LOAN PAYABLE

During the year ended April 30, 2020, Walter Weeks (Note 6) advanced the Company $5,000 that was used for professional fees. The advance is unsecured, non-interest bearing and due on demand.

NOTE 6 – CONTRIBUTED CAPITAL

During the year ended April 30, 2020, Mr. Weeks contributed $17,125 to the Company as part of a planned merger agreement that was not completed. The contributed capital was also used to pay for professional fees.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued and has determined that there are no material subsequent events that require disclosure in these financial statements other than the following.

On December 3, 2020, the Company announced it has executed a contract to acquire 100% ownership of Torrance Petroleum Co, a Wyoming entity that holds a 520 Acre California Oilfield in the Monterey Shale. Torrance Petroleum will become a wholly owned subsidiary the Company, via a transaction that has been structured as a stock-for-stock exchange. The oil field will now be the Company’s core focus. Philip Andrews a Irish Citizen and experienced oil and gas executive has been named Managing Director, and he will oversee the permitting and drilling plans of the 520 acre development with plans for ten initial wells to be drilled to bring the field into production, he will also be seeking additional potential oil and gas opportunities in the USA and internationally for the Company to acquire as part of its rapid expansion plans.

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

Results of Operations

We have not yet recognized any revenue as of July 31, 2020.

For the three months ended July 31, 2020 our net loss was $6,942 compared to $478 for the three months ended July 31, 2019. During the current period we incurred $5,510 for audit, accounting and filing expense and $1,432 of interest expense. Our only expense in the prior period was for interest expense on a past due payable.

Liquidity and Capital Resources

As of July 31, 2020, we have no available cash, liabilities of $107,307 and an accumulated deficit of $125,640. During the three months ended July 31, 2020 we used $5,510 of cash in operations and received $5,510 from our CEO to pay for operating expenses.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2020 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Signature	Title	Date

/s/ Zoltan Nagy	President, Principal Executive Officer,	December 28, 2020
Zoltan Nagy	Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors