Form 10-Q
period 2020-10-31
Black Rock Petroleum Co
filed 2020-12-30
CIK 1580095

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of December 28, 2020, the issuer had 120,850,000 shares of its common stock issued and outstanding.

 i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK ROCK PETROLEUM COMPANY

BLACK ROCK PETROLEUM COMPANY
CONDENSED BALANCE SHEETS

	October 31, 2020	April 30, 2020
	(Unaudited)
ASSETS
Current Assets:
Cash	$1	$1
Total Current Assets	1	1
Total Assets	$1	$1

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$32,263	$29,761
Loan payable	5,000	5,000
Due to a related party	71,264	65,604
Total Current Liabilities	108,527	100,365
Total Liabilities	108,527	100,365

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.001 par value, 200,000,000 shares authorized; 120,850,000 shares issued and outstanding	1,209	1,209
Additional paid in capital	17,125	17,125
Accumulated deficit	(126,860)	(118,698)
Total stockholders’ deficit	(108,526)	(100,364)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1	$1

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLACK ROCK PETROLEUM COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2020	2019	2020	2019
Operating Expenses:
General and administrative	$1,220	$1,000	$6,730	$1,000
Total operating expenses	1,220	1,000	6,730	1,000

Loss from operations	(1,220)	(1,000)	(6,730)	(1,000)

Other Expense:
Interest expense	-	(477)	(1,432)	(955)
Total other expense	-	(477)	(1,432)	(955)

Net Loss	$(1,220)	$(1,477)	$(8,162)	$(1,955)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	120,850,000	120,850,000	120,850,000	120,850,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLACK ROCK PETROLEUM COMPANY
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2019 AND 2020
(Unaudited)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance at April 30, 2019	120,850,000	$1,209	$(91,309)	$(90,100)

Net loss	-	-	(478)	(478)

Balance at July 31, 2019	120,850,000	1,209	(91,787)	(90,578)

Net loss	-	-	(1,477)	(1,477)

Balance at October 31, 2019	120,850,000	$1,209	$(93,264)	$(92,055)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at April 30, 2020	120,850,000	$1,209	$17,125	$(118,698)	$(100,364)

Net loss	-	-	-	(6,942)	(6,942)

Balance at July 31, 2020	120,850,000	1,209	17,125	(125,640)	(107,306)

Net loss	-	-	-	(1,220)	(1,220)

Balance at October 31, 2020	120,850,000	$1,209	$17,125	$(126,860)	$(108,526)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLACK ROCK PETROLEUM COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended October 31,
	2020	2019
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(8,162)	$(1,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Accounts payable	2,502	1,955
Net Cash Used in Operating Activities	(5,660)	-

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	5,660	-
Net Cash Provided by Financing Activities	5,660	-

Net Change in Cash	-	-
Cash at Beginning of Period	1	1
Cash at End of Period	$1	$1

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLACK ROCK PETROLEUM COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

October 31, 2020

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Black Rock Petroleum Company, (“Black Rock” or “The Company”) located at 1361 Peltier Drive, Point Roberts WA, 98281, was formed on April 24, 2013 under the laws of the State of Nevada. We have not commenced our planned operations. The Company’s fiscal year end is April 30.

We are a start-up, oil and gas exploration stage corporation and distributor of oil field equipment. An exploration stage corporation is one engaged in the search for oil and gas reserves which are not in either the development or production stage. We have only recently acquired an entity with an oilfield on its property. We have not yet generated or realized any revenues from our business operations.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of $126,860 at October 31, 2020, has no current operations and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

Since the fiscal year ended April 30, 2016, Zoltan Nagy, CEO and Director, has advanced the Company funds to pay for general operating expenses. As of October 31, 2020 and April 30, 2020, $71,264 and $65,604, respectively, is due to Mr. Nagy. The amount due is unsecured, non-interest bearing and due on demand.

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

Plan of Operation

We are a start-up, oil and gas exploration stage corporation and distributor of oil field equipment. An exploration stage corporation is one engaged in the search for oil and gas reserves which are not in either the development or production stage. We have only recently acquired an entity with an oilfield on its property. We have not yet generated or realized any revenues from our business operations.

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

Results of Operations

We have not yet recognized any revenue as of October 31, 2020.

For the three months ended October 31, 2020 our net loss was $1,220 compared to $1,477 for the three months ended October 31, 2019. During the current period we incurred $1,220 for audit, accounting and filing expense and no interest expense. In the prior period we incurred $1,000 for accounting expense and $477 of interest expense.

For the six months ended October 31, 2020 our net loss was $8,162 compared to $1,955 for the six months ended October 31, 2019. During the current period we incurred $6,730 for audit, accounting and filing expense and $1,220 of interest expense. In the prior period we incurred $1,000 for accounting expense and $955 of interest expense.

Liquidity and Capital Resources

As of October 31, 2020, we have no available cash, liabilities of $108,527 and an accumulated deficit of $126,860. During the six months ended October 31, 2020 we used $5,660 of cash in operations and received $5,660 from our CEO to pay for operating expenses.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2020 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Signature	Title	Date

/s/ Zoltan Nagy	President, Principal Executive Officer,	December 30, 2020
Zoltan Nagy	Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors