Form 10-Q
period 2021-01-31
Black Rock Petroleum Co
filed 2021-03-04
CIK 1580095

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of February 17, 2021, the issuer had 120,850,000 shares of its common stock issued and outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK ROCK PETROLEUM COMPANY

BLACK ROCK PETROLEUM COMPANY CONDENSED BALANCE SHEETS

	January 31, 2021	April 30, 2020
ASSETS	(Unaudited)
Current Assets:
Cash	$1	$1
Total Current Assets	1	1
Total Assets	$1	$1
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$34,466	$29,761
Loan payable	5,000	5,000
Due to a related party	74,545	65,604
Total Current Liabilities	114,011	100,365
Total Liabilities	114,011	100,365

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.001 par value, 200,000,000 shares authorized; 120,850,000 shares issued and outstanding	1,209	1,209
Additional paid in capital	17,125	17,125
Accumulated deficit	(132,344)	(118,698)
Total stockholders’ deficit	(114,010)	(100,364)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1	$1

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLACK ROCK PETROLEUM COMPANY CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2021	2020	2021	2020
Operating Expenses:
General and administrative	$4,710	$18,750	$11,440	$19,750
Total operating expenses	4,710	18,750	11,440	19,750

Loss from operations	(4,710)	(18,750)	(11,440)	(19,750)

Other Expense:
Interest expense	(774)	(478)	(2,206)	(1,433)
Total other expense	-	(478)	(2,206)	(1,433)

Net Loss	$(5,484)	$(19,228)	$(13,646)	$(21,183)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding, basic and diluted	120,850,000	120,850,000	120,850,000	120,850,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLACK ROCK PETROLEUM COMPANY STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2020 AND 2021 (Unaudited)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance at April 30, 2019	120,850,000	$1,209	$(91,309)	$(90,100)

Net loss	-	-	(478)	(478)

Balance at July 31, 2019	120,850,000	1,209	(91,787)	(90,578)

Net loss	-	-	(1,477)	(1,477)

Balance at October 31, 2019	120,850,000	$1,209	(93,264)	(92,055)

Net loss	-	-	(19,228)	(19,228)

Balance at January 31, 2020	120,850,000	$1,209	$(112,492)	$(111,283)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at April 30, 2020	120,850,000	$1,209	$17,125	$(118,698)	$(100,364)

Net loss	-	-	-	(6,942)	(6,942)

Balance at July 31, 2020	120,850,000	1,209	17,125	(125,640)	(107,306)

Net loss	-	-	-	(1,220)	(1,220)

Balance at October 31, 2020	120,850,000	1,209	17,125	(126,860)	(108,526)

Net loss	-	-	-	(5,484)	(5,484)

Balance at January 31, 2021	120,850,000	$1,209	$17,125	$(132,344)	$(114,010)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLACK ROCK PETROLEUM COMPANY CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended January 31,
	2021	2020

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(13,646)	$(21,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Accounts payable	4,705	9,558
Net Cash Used in Operating Activities	(8,941)	(11,625)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	8,941	11,620
Net Cash Provided by Financing Activities	8,941	11,620

Net Change in Cash	-	(5)
Cash at Beginning of Period	1	6
Cash at End of Period	$1	$1

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLACK ROCK PETROLEUM COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

January 31, 2021

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of $132,344 at January 31, 2021, has no current operations and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

Since the fiscal year ended April 30, 2016, Zoltan Nagy, CEO and Director, has advanced the Company funds to pay for general operating expenses. As of January 31, 2021, and April 30, 2020, $74,545 and $65,604, respectively, is due to Mr. Nagy. The amount due is unsecured, non-interest bearing and due on demand.

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

On December 3, 2020, the Company announced it has executed a contract to acquire 100% ownership of Torrance Petroleum Co, a Wyoming entity that holds a 520 Acre California Oilfield in the Monterey Shale. Torrance Petroleum will become a wholly owned subsidiary the Company, via a transaction that has been structured as a stock-for-stock exchange. The oil field will now be the Company’s core focus. Philip Andrews a Irish Citizen and experienced oil and gas executive has been named Managing Director, and he will oversee the permitting and drilling plans of the 520 acre development with plans for ten initial wells to be drilled to bring the field into production, he will also be seeking additional potential oil and gas opportunities in the USA and internationally for the Company to acquire as part of its rapid expansion plans. As of the date of this filing the agreement has terminated due to obligations to issue shares of stock not being met in the time required. The Company is pursuing a possible extension to the agreement.

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

Results of Operations

We have not yet recognized any revenue as of January 31, 2021.

For the three months ended January 31, 2021 our net loss was $5,484 compared to $19,228 for the three months ended January 31, 2020. During the current period we incurred $4,710 for audit, accounting and filing expense and $774 of interest expense. In the prior period we incurred $18,750 for audit and accounting expense and $478 of interest expense.

For the nine months ended January 31, 2021 our net loss was $13,646 compared to $21,183 for the nine months ended January 31, 2020. During the current period we incurred $11,440 for audit, accounting and filing expense and $2,206 of interest expense. In the prior period we incurred $19,750 for audit and accounting expense and $1,433 of interest expense.

Liquidity and Capital Resources

As of January 31, 2021, we have no available cash, liabilities of $114,011 and an accumulated deficit of $132,344. During the nine months ended January 31, 2021 we used $8,941 of cash in operations and received $8,941 from our CEO to pay for operating expenses.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2021 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Signature	Title	Date

/s/ Zoltan Nagy	President, Principal Executive Officer,	March 4, 2021
Zoltan Nagy	Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors