Form 10-K
period 2021-04-30
Black Rock Petroleum Co
filed 2022-08-31
CIK 1580095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2021

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

(778) 814 7729

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. There has been no active trading of our common stock,

As of April, 30, 2021, 120,850,000 shares of the registrant’s common stock were outstanding.

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

Company’s Office

Our executive office is located at 1361 Peltier Drive, Point Roberts, Washington 98281. Our telephone number is (778) 814-7729 our registered agent for service of process is UnitedAgents Services 221 North Broad St. Middletown, North Delaware 19709 United States. Our fiscal year end is April 30.

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

Recent Sales of Unregistered Securities

None

Issuer Purchase of Securities

The Company did not repurchase any of its securities during the fiscal years ended April 30, 2021 and 2020.

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

Results of Operations

We have not yet recognized any revenue as of April 30, 2021.

For the year ended April 30, 2021 our net loss was $1,153 compared to $27,389 for the year ended April 30, 2020. During the current fiscal year we incurred $23,659 of general and administrative expenses and a gain on settlement of liabilities of $ 22,506. Our expenses in the prior year was $25,479 of general and administrative expenses and $1,910 of interest expense incurred on the same past due payable.

Liquidity and Capital Resources

As of April 30, 2021, we have no available cash, liabilities of $118,642 and an accumulated deficit of $119,852. During the year ended April 30, 2021 we used $21,829 of cash for operating activities. For the year ended April 30, 2020, we used $25,225 of cash for operating activities.

During the year ended April 30, 2020, we received 21,829 from financing activities compared to $25,219 in the prior year.

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

BLACK ROCK PETROLEUM COMPANY

FOR THE YEARS ENDED APRIL 30, 2021 AND 2020

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders & Board of Directors

Black Rock Petroleum Company

Opinion on the Financial Statements

We have audited the accompanying restated balance sheets of Black Rock Petroleum Company as of April 30, 2020 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the year then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2020 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Seattle, Washington

October 28, 2020

Gries & Associates, LLC Certified Public Accountants 501 S. Cherry Street Suite 1100 Denver, Colorado 80246

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Black Rock Petroleum Company

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Black Rock Petroleum Company (the “Company”) as of April 30, 2021, and the related statement of operations, statement of stockholders’ deficit, and cash flows for the year then ended, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company has incurred losses since inception of $119,852. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matters-Risks and Uncertainties

The Company is not able to predict the ultimate impact that COVID -19 will have on its business. However, if the current economic conditions continue, the pandemic could have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate.

/s/ Gries & Associates, LLC

We have served as the Company’s auditor since 2022.

Denver, CO

August 29, 2022

blaze@griesandassociates.com

501 S. Cherry Street, Suite 1100, Denver, Colorado 80246

(O)720-464-2875 (M)773-255-5631 (F)720-222-5846

BLACK ROCK PETROLEUM COMPANY

BALANCE SHEETS

AS OF APRIL 30, 2021 AND APRIL 30, 2020

	April 30, 2021	April 30, 2020
ASSETS
Current Assets
Bank	$-	$-
	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$9,085	$29,761
Loan payable	32,125	5,000
Due to related party	77,432	65,604
Total Current Liabilities	118,642	100,365

Total Liabilities	118,642	100,365

Stockholders’ Equity (Deficit)
Preferred Stock, $.001 par value, 100,000,000 shares authorized, -0- shares issued and outstanding	1	1
Common Stock, $.001 par value, 200,000,000 shares authorized, 120,850,000 and 120,850,000 shares issued and outstanding, respectively	1,209	1,209
Additional paid-in capital	-	17,125
Accumulated deficit	(119,852)	(118,670)
Total Stockholders’ Equity ( Deficit)	(118,642)	(100,365)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to financial statements.

BLACK ROCK PETROLEUM COMPANY

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED APRIL 30, 2021 AND 2020

	Year ended April 30, 2021	Year ended April 30, 2020

REVENUES	$-

OPERATING EXPENSES
General and administrative expenses	23,659	25,479
TOTAL OPERATING EXPENSES	23,659	25,479

LOSS FROM OPERATIONS	(23,659)	(25,479)

OTHER INCOME (EXPENSE)
Gain on write-off of liabilities	22,506
Interest expense	-	(1,910)
TOTAL OTHER INCOME (EXPENSE)	-	(1,910)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(1,153)	(27,389)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	120,850,000	120,850,000

See accompanying notes to financial statements.

BLACK ROCK PETROLEUM COMPANY

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common stock		Additional paid in
	Shares	Amount	capital	Deficit	Total
April 30, 2019	120,850,000	$1,209		$(91,310)	$(90,101)
Contributed capital			17,125		17,125
Net loss for the period ended April 30, 2020				(27,389)	(27,389)
Balance, April 30, 2020	120,850,000	$1,209	$17,125	$(118,670)	$(100,365)

Net loss for the period ended April 30, 2021				(1,153)	(1,153)
Reclass of related party payable			(17,125)		(17,125)
Balance, April 30, 2021	120,850,000	$1,209	$-	$(119,852)	$(118,642)

BLACK ROCK PETROLEUM COMPANY

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2021 AND 2020

	Year ended April 30, 2021	Year ended April 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,153)	$(27,389)
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(20,676)	2,164
Net Cash Used by Operating Activities	(21,829)	(25,225)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used by Investing Activities	0

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	11,828	3,094
Loan payable	27,125	5,000
Contributed capital	(17,125)	17,125
Net Cash Provided by Financing Activities	(21,829)	25,219

Net Increase (Decrease) in Cash and Cash Equivalents	(0)	(5)

Cash and cash equivalents, beginning of period	-	6
Cash and cash equivalents, end of period	$-	-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0
Income taxes paid	$0

NON-CASH INVESTING AND FINANCING INFORMATION

See accompanying notes to financial statements.

BLACK ROCK PETROLEUM COMPANY

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2021

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Black Rock Petroleum Company, (“Black Rock” or “The Company”) located at 1361 Peltier Drive, Point Roberts WA, 98281, was formed on April 24, 2013 under the laws of the State of Nevada.  We have not commenced our planned operations. The Company’s fiscal year end is April 30.

 On March 15, 2021, the Company believed it had completed a transaction whereby it acquired One Hundred percent (100%) of the ownership interests of Torrance Petroleum LLC, a Wyoming limited liability company, in exchange for transfer of Sixty Million Four Hundred Twenty-five Thousand (60,425,000) restricted shares of Company common stock, $0.00001 par value, (the “BKRP Common Shares”) owned by Zoltan Nagy, President/CEO of the Company, to the Seller, Affluence Projects LLC, a Delaware limited liability company. The original agreement provided that, in addition to transfer of the BKRP Common Shares to Seller, the Company would issue to Seller shares of a new class of preferred stock, i.e., Fifty Million (50,000,000) shares of Series A Preferred Stock. The amended agreement eliminated the shares of Series A Preferred Stock being issued to the Seller. As a result, no additional shares of Company stock were issued by the Company pursuant to the transaction, as the BKRP Shares being transferred to the Seller had been owned by Mr. Nagy and, thus, were already counted in the number of common shares issued and outstanding prior to the closing of the transaction.

Torrance Petroleum LLC has not fulfilled its obligations to complete the transaction despite all assurances. Black Rock Petroleum Company therefore unilaterally recinds the agreement as integral conditions have not been met. The Company agrees to return the mineral rights of the 520 acre oil field in Torrance California back to the seller in exchange for the return of 60,425,000 shares to Zoltan Nagy President of Black Rock Petroleum Company.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash and accounts payable approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at April 30, 2021.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. There were no potentially dilutive shares for the years ended April 30, 2021 and 2020.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $119,852 as at April 30, 2021, has no current operations and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is currently seeking an acquisition opportunity with a company in the mining sector.

NOTE 4 - RELATED PARTY TRANSACTIONS

Since the fiscal year ended April 30, 2016, Zoltan Nagy, CEO and Director, has advanced the Company funds to pay for general operating expenses. As of April 30, 2021 and 2020, $77,432 and $65,604, respectively, is due to Mr. Nagy. The amount due is unsecured, non-interest bearing and due on demand.

NOTE 5 – LOAN PAYABLE

During the year ended April 30, 2021, Walter Weeks (Note 6) advanced the Company $32,125 that was used for professional fees. The advance is unsecured, non-interest bearing and due on demand.

NOTE 6 – CONTRIBUTED CAPITAL

During the year ended April 30, 2021, Mr. Weeks contributed $32,125 to the Company as part of a planned merger agreement (Note 6). The contributed capital was also used to pay for professional fees.

NOTE 7 – INCOME TAXES

At April 30, 2021, the Company had net operating loss carry forwards of approximately $23,659 that may be offset against future taxable income.  No tax benefit has been reported in the April 30, 2021 or 2020 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The provision for Federal income tax consists of the following for the years ended April 30, 2021 and 2020:

	2020	2019
Federal income tax benefit attributable to:
Current operations	$(5,730)	$(486)
Less: valuation allowance	5,730	486
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% (the U.S. federal income tax rate of 21% is being used due to the new tax law recently enacted) of significant items comprising our net deferred tax amount is as follows as of April 30, 2021 and 2020:

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period April 30, 2021.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal year April 30, 2021, our internal control over financial reporting were not effective at that reasonable assurance level. The following aspects of the Company were noted as potential material weaknesses:

●	lack of an audit committee

●	lack of segregation of duties

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the year ended April 30, 2021 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)
Zoltan Nagy	56	president, principal executive officer, principal financial
1361 Peltier Drive		officer, principal accounting officer, secretary, treasurer
Point Roberts, Washington 98281		and sole member of the board of directors

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock.  Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon a review of those forms and representations regarding the need for filing for the year ended April 30, 2021, we believe all necessary forms have been filed.

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

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(j)
Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value & Nonqualified Deferred Compensation Earnings	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)
Zoltan Nagy	2021	0	0	0	0	0	0	0
President	2020	0	0	0	0	0	0	0

We have no employment agreements with our sole officer. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.  Further, no compensation has been paid subsequent to April 30, 2021.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole officer and director other than as described herein.

Compensation of Directors

The sole member of our board of directors is not compensated for his services as a director. The board has not implemented a plan to award options to our directors. There are no contractual arrangements with our sole director. We have no director’s service contracts. The following table sets forth compensation paid to our sole director from inception on April 24, 2013 to our year end on April 30, 2021.  Since that time we have not paid any compensation to Mr. Nagy either as an executive officer or as a director.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	2021	2020
Audit Fees	$15,000	$12,625
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	$0	$0

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

PART IV

ITEM 15. EXHIBITS

Exhibit	Document Description
23.1	Consent of Gries & Associates, LLC
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this August 31, 2022.

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

Signature	Title	Date

/s/ Zoltan Nagy	President, Chief Executive Officer,	August 31, 2022
Zoltan Nagy	Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors