Form 10-Q
period 2021-10-31
Black Rock Petroleum Co
filed 2022-12-23
CIK 1580095

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

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

 i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK ROCK PETROLEUM COMPANY

FINANCIAL STATEMENTS

OCTOBER 31, 2021

BLACK ROCK PETROLEUM COMPANY
BALANCE SHEETS
AS OF OCTOBER 31, 2021 AND APRIL 30, 2021

	October 31, 2021	April 30, 2021
ASSETS
Current Assets
Bank	$0	$0
	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$14,258	$9,085
Loan payable	32,125	32,125
Due to related party	81,900	77,432
Total Current Liabilities	128,283	118,642

Total Liabilities	128,283	118,642

Stockholders’ Equity (Deficit)
Preferred Stock, $.001 par value, 100,000,000 shares authorized, -0- shares issued and outstanding	1	1
Common Stock, $.001 par value, 200,000,000 shares authorized, 120,850,000 and 120,850,000 shares issued and outstanding, respectively	1,209	1,209
Additional paid-in capital	-
Accumulated deficit	(129,493)	(119,852)
Total Stockholders’ Equity ( Deficit)	(128,283)	(118,642)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$0

See accompanying notes to financial statements.

BLACK ROCK PETROLEUM COMPANY

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 2021 AND 2020

	Three Months October 31, 2021	Three months ended October 31, 2020	Six Months October 31, 2021	Six months ended October 31, 2020

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	1,077	1,220	9,641	6,730
TOTAL OPERATING EXPENSES	1,077	1,220	9,641	6,730

LOSS FROM OPERATIONS	(1,077)	(1,220)	(9,641)	(6,730)

OTHER INCOME (EXPENSE)
Interest expense	-	-	-	(1,432)
TOTAL OTHER INCOME (EXPENSE)	-	-	-	(1,432)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(1,077)	(1,220)	$(9,641)	(8,162)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	120,850,000	120,850,000	120,850,000	120,850,000

See accompanying notes to financial statements.

BLACK ROCK PETROLEUM COMPANY

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Common stock		Additional paid in
	Amount	Amount	Shares	Amount	capital	Deficit	Total
April 30, 2020	1	$1	120,850,000	$1,209	$17,125	$(118,699)	$(100,364)
Reclass of related party payable					(17,125)		(17,125)
Net loss for the period ended April 30, 2021						(1,153)	(1,153)
Balance, April 30, 2021	1	$1	120,850,000	$1,209	$-	$(119,852)	$(118.642)
Net loss for the period ended October 31, 2021						(9,641)	(9,641)
Balance, October 31, 2021	1	$1	120,850,000	$1,209	$0	$(129,493)	$(128,283)

BLACK ROCK PETROLEUM COMPANY

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2021 AND 2020

	Six months ended October 31, 2021	Six months ended October 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(9,641)	$(8,162)
Changes in assets and liabilities:
Increase (decrease) in accounts payable	5,173	2,502
Net Cash Used by Operating Activities	(4,468)	(5,660)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used by Investing Activities	0

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	4,468	5,660
Loan payable	0	0
Contributed capital	0	0
Net Cash Provided by Financing Activities	4,468	5,510

Net Increase (Decrease) in Cash and Cash Equivalents	(0)	(0)

Cash and cash equivalents, beginning of period	0	1
Cash and cash equivalents, end of period	$0	1

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0
Income taxes paid	$0	$0

NON-CASH INVESTING AND FINANCING INFORMATION

See accompanying notes to financial statements.

BLACK ROCK PETROLEUM COMPANY

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2021

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

The carrying amount of the Company’s financial assets and liabilities, such as cash and accounts payable approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at October 31, 2021.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. There were no potentially dilutive shares for the years ended October 31, 2021 and 2020.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $129,493 as at October 31, 2021, has no current operations and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is currently seeking an acquisition opportunity with a company in the mining sector.

NOTE 4 – RELATED PARTY TRANSACTIONS

Since the fiscal year ended April 30, 2016, Zoltan Nagy, CEO and Director, has advanced the Company funds to pay for general operating expenses. As of October 31, 2021 and April 30, 2021, $81,900 and $77,432, respectively, is due to Mr. Nagy. The amount due is unsecured, non-interest bearing and due on demand.

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