Form 10-Q
period 2022-01-31
Black Rock Petroleum Co
filed 2023-01-23
CIK 1580095

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of January 13, 2023, the issuer had 120,850,000 shares of its common stock issued and outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK ROCK PETROLEUM COMPANY

BLACK ROCK PETROLEUM COMPANY

UNAUDITED FINANCIAL STATEMENTS

JANUARY 31, 2022

BLACK ROCK PETROLEUM COMPANY

UNAUDITED BALANCE SHEETS

AS OF JANUARY 31, 2022 AND APRIL 30, 2021

	January 31, 2022	April 30, 2021
ASSETS
Current Assets
Bank	$0	$0
	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$16,078	$9,085
Loan payable	32,125	32,125
Due to related party	82,384	77,432
Total Current Liabilities	130,587	118,642

Total Liabilities	130,587	118,642

Stockholders’ Equity (Deficit)
Preferred Stock, $.001 par value, 100,000,000 shares authorized, -0- shares issued and outstanding	1	1
Common Stock, $.001 par value, 200,000,000 shares authorized, 120,850,000 and 120,850,000 shares issued and outstanding, respectively	1,209	1,209
Additional paid-in capital	-
Accumulated deficit	(131,797)	(119,852)
Total Stockholders’ Equity ( Deficit)	(130,587)	(118,642)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$0

See accompanying notes to the unaudited financial statements.

BLACK ROCK PETROLEUM COMPANY

UNAUDITED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED JANUARY 31, 2022 AND 2021

	Three Months January 31, 2022	Three months ended January 31, 2021	Nine Months January 31, 2022	Nine months ended January 31, 2021

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	2,304	4,710	11,945	11,440
TOTAL OPERATING EXPENSES	2,304	4,710	11,945	11,440

LOSS FROM OPERATIONS	(2,304)	(4,710)	(11,945)	(11,440)

OTHER INCOME (EXPENSE)
Interest expense	-	(774)	-	(2,206)
TOTAL OTHER INCOME (EXPENSE)	-	(774)	-	(2,206)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(2,304)	(5,484)	$(11,945)	(13,646)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	120,850,000	120,850,000	120,850,000	120,850,000

See accompanying notes to the unaudited financial statements.

BLACK ROCK PETROLEUM COMPANY

UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Common stock		Additional paid in
	Amount	Amount	Shares	Amount	capital	Deficit	Total
April 30, 2020	1	$1	120,850,000	$1,209	$17,125	$(118,699)	$(100,364)
Reclass of related party payable					(17,125)		(17,125)
Net loss for the period ended April 30, 2021						(1,153)	(1,153)
Balance, April 30, 2021	1	$1	120,850,000	$1,209	$-	$(119,852	$(118.642)
Net loss for the period ended January 31, 2022						(11,945)	(11,945)
Balance, January 31, 2022	1	$1	120,850,000	$1,209	$0	$(131,797)	$(130,587)

See accompanying notes to the unaudited financial statements.

BLACK ROCK PETROLEUM COMPANY

UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2022 AND 2021

	Nine months ended July 31 2021	Nine months ended January 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(11,945)	$(13,646)
Changes in assets and liabilities:
Increase (decrease) in accounts payable	6,997	4,705
Net Cash Used by Operating Activities	(4,948)	(8,941)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used by Investing Activities	0

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	4,948	8,941
Loan payable	0	0
Contributed capital	0	0
Net Cash Provided by Financing Activities	4,948	8,941

Net Increase (Decrease) in Cash and Cash Equivalents	(0)	(0)

Cash and cash equivalents, beginning of period	0	1
Cash and cash equivalents, end of period	$0	1

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0
Income taxes paid	$0	$0

NON-CASH INVESTING AND FINANCING INFORMATION

See accompanying notes to the unaudited financial statements.

BLACK ROCK PETROLEUM COMPANY

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JANUARY 31, 2022

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

The carrying amount of the Company’s financial assets and liabilities, such as cash and accounts payable approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at January 31, 2022.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. There were no potentially dilutive shares for the years ended January 31, 2022 and 2020.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $131,797 as at January 31, 2022, has no current operations and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is currently seeking an acquisition opportunity with a company in the mining sector.

NOTE 4 – RELATED PARTY TRANSACTIONS

Since the fiscal year ended April 30, 2016, Zoltan Nagy, CEO and Director, has advanced the Company funds to pay for general operating expenses. As of January 31, 2022 and April 30, 2021, $82,384 and $77,432, respectively, is due to Mr. Nagy. The amount due is unsecured, non-interest bearing and due on demand.

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

The effects of the Covid outbreak have seemingly had little or no effect on our operations.

On December 3, 2020, the Company announced it has executed a contract to acquire 100% ownership of Torrance Petroleum Co, a Wyoming entity that holds a 520 Acre California Oilfield. This Acquisition was 100% cancelled as the title and valuation were not accepted by previous auditor. An 8k was filed in November 2022 reflecting this change.

Results of Operations

We have not yet recognized any revenue as of January 31, 2022.

For the three months ended January 31, 2022 our net loss was $2,304 compared to $5,484 for the three months ended January 31, 2021. During the current period we incurred $2,304 for audit, accounting and filing expense and $0 of interest expense. In the prior period we incurred $4,710 for audit and accounting expense and $774 of interest expense.

For the nine months ended January 31, 2022 our net loss was $11,945 compared to $13,646 for the nine months ended January 31, 2021. During the current nine month period we incurred $11,945 for audit, accounting and filing expense and $0 of interest expense. In the prior period we incurred $11,440 for audit and accounting expense and $2,206 of interest expense.

Liquidity and Capital Resources

As of January 31, 2022, we have no available cash, liabilities of $130,587 and an accumulated deficit of $131,797. During the six months ended January 31, 2022 we used $4,948 of cash in operations and received $4,948 from our CEO to pay for operating expenses.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2022 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Signature	Title	Date

/s/ Zoltan Nagy	President, Principal Executive Officer,	January 23, 2023
Zoltan Nagy	Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors