Form 10-K
period 2022-04-30
Black Rock Petroleum Co
filed 2023-02-27
CIK 1580095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:   000-55281

BLACK ROCK PETROLEUM COMPANY

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

108 2559 Parkview Lane Port Coquitlam BC CANADA V3c6m1

(Address of principal executive offices, including zip code.)

(778) 814-7729

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. There has been no active trading of our common stock,

As of February 7, 2023, 200,000,000 shares of the registrant’s common stock were outstanding.

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

Recent Sales of Unregistered Securities

None

Issuer Purchase of Securities

The Company did not repurchase any of its securities during the fiscal years ended April 30, 2022 and 2021.

ITEM 6. [Reserved].

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

Results of Operations

We have not yet recognized any revenue as of April 30, 2022.

For the year ended April 30, 2022 our net loss was $14,907 compared to $1,153 for the year ended April 30, 2020. During the current fiscal year we incurred $14,907 of general and administrative expenses. Our expenses in the prior year was $23,569 of general and administrative expenses and $22,506 gain on settlement of debt.

Liquidity and Capital Resources

As of April 30, 2022, we have no available cash, liabilities of $133,549 and an accumulated deficit of $134,759 During the year ended April 30, 2022 we used $7,181 of cash for operating activities. For the year ended April 30, 2021, we used $21,829 of cash for operating activities.

During the year ended April 30, 2022, we received $7,181 from financing activities compared to $21,829 in the prior year.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BLACK ROCK PETROLEUM COMPANY

FOR THE YEARS ENDED APRIL 30, 2022 AND 2021

Gries & Associates, LLC
Certified Public Accountants
501 S. Cherry Street, Suite 1100
Denver, Colorado 80246

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Black Rock Petroleum Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Black Rock Petroleum Company (the Company) as of April 30, 2021 and 2022 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2022 and 2021, and the results of its operations and its cash flows for each of the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company has incurred losses since inception of $135,159. For the year ended April 30, 2022, the Company had a net loss of $15,307. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Denver, Colorado February 27, 2023 PCAOB# 6778

BLACK ROCK PETROLEUM COMPANY

BALANCE SHEETS

AS OF APRIL 30. 2022 AND APRIL 30, 2021

	April 30, 2022	April 30, 2021
ASSETS
Current Assets
Bank	$0	$0
	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$16,811	$9,085
Loan payable	32,125	32,125
Due to related party	84,613	77,432
Total Current Liabilities	133,549	118,642

Total Liabilities	133,549	118,642

Stockholders’ Equity (Deficit)
Preferred Stock, $.001 par value, 100,000,000 shares authorized, 50,000,000 and zero shares issued and outstanding, respectively	501	1
Common Stock, $.001 par value, 200,000,000 shares authorized, 160,850,000 and 120,850,000 shares issued and outstanding, respectively	1,609	1,209
Additional paid-in capital	-	-
Stock subscription	(500)	-
Accumulated deficit	(135,159)	(119,852)
Total Stockholders’ Equity ( Deficit)	(133,549)	(118,642)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$0

See accompanying notes to financial statements.

BLACK ROCK PETROLEUM COMPANY

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED APRIL 30. 2022 AND 2021

	Year ended April 30, 2022	Year ended April 30, 2021

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative expenses	15,307	23,659
TOTAL OPERATING EXPENSES	15,307	23,659

LOSS FROM OPERATIONS	(15,307)	(23,659)

OTHER INCOME (EXPENSE)
Gain on write off of liabilities		22,506
Interest expense	-	-
TOTAL OTHER INCOME (EXPENSE)	-	22,506

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(15,307)	(1,153)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	173,025,342	120,850,000

See accompanying notes to financial statements.

BLACK ROCK PETROLEUM COMPANY

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Stock	Additional Paid
	Shares	Amount	Shares	Amount	Subscriptions	In Capital	Deficit	Total
Balance April 30, 2020	-	1	120,850,000	1,209	-	17,125	(118,699)	(100,365)
Reclass of related party payable						(17,125)		(17,125)
Net Loss for the period ended April 30, 2021							(1,153)	(1,153)
Balance April 30, 2021	-	1	120,850,000	1,209	-	-	(119,852)	(118,643)
Stock subscription of shares	50,000,000	500			(500)			-
Shares issued for services			40,000,000	400				400
Net loss for the period ended April 30, 2022							(15,307)	(15,307)
Balance, April 30, 2022	50,000,000	501	160,850,000	1,609	(500)	-	(135,159)	(133,549)

See accompanying notes to financial statements.

BLACK ROCK PETROLEUM COMPANY

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30. 2022 AND 2021

	Year ended July 31, 2021	Year ended April 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(15,307)	$(1,153)
Adjustments to reconcile net loss to net cash Shares issued for services	400	-
Changes in assets and liabilities:
Increase (decrease) in accounts payable	7,726	(20,676)
Net Cash Used by Operating Activities	(7,181)	(21,829)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used by Investing Activities	0

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	7,181	11,828
Loan payable	0	27,125
Contributed capital	0	(17,125)
Net Cash Provided by Financing Activities	7,181	21,828

Net Increase (Decrease) in Cash and Cash Equivalents	(0)	(0)

Cash and cash equivalents, beginning of period	0	0
Cash and cash equivalents, end of period	$0	0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0
Income taxes paid	$0	$0

NON-CASH INVESTING AND FINANCING INFORMATION

See accompanying notes to financial statements.

BLACK ROCK PETROLEUM COMPANY

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30. 2022

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

The carrying amount of the Company’s financial assets and liabilities, such as cash and accounts payable approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at April 30, 2022.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. There were no potentially dilutive shares for the years ended April 30, 2022 and 2021.

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

On June 20, 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07,Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Meaning that companies will value all equity classified awards at their grant-date under ASC718 and forgo revaluing the award after this date. The Company has chosen to early adopt this standard. There has been no material impact on our financial statements as a result of adopting this standard.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $134,749 as at April 30, 2022, has no current operations and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is currently seeking an acquisition opportunity with a company in the mining sector.

NOTE 4 – RELATED PARTY TRANSACTIONS

Since the fiscal year ended April 30, 2016, Zoltan Nagy, CEO and Director, has advanced the Company funds to pay for general operating expenses. As of April 30, 2022 and April 30, 2021, $84,613 and $77,432, respectively, is due to Mr. Nagy. The amount due is unsecured, non-interest bearing and due on demand.

NOTE 5 – LOAN PAYABLE

During the year ended April 30, 2021, Walter Weeks advanced the Company $32,125. The loan is unsecured, non-interest bearing and due on demand.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statement were available to be issued and has determined that there are no material subsequent events that require disclosure in these financial statements outside of those identified below.

During July 2022, the company issued 39,150,000 shares of common stock for $391.50 and 50,000,000 shares of preferred stock for $500, respectively.

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

ITEM 9B.  OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(j)
Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value & Nonqualified Deferred Compensation Earnings	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)
Zoltan Nagy	2022	0	0	400	0	0	0	400
President	2021	0	0	0	0	0	0	0

We have no employment agreements with our sole officer. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.  Further, no compensation has been paid subsequent to April 30, 2022.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole officer and director other than as described herein.

Compensation of Directors

The sole member of our board of directors is not compensated for his services as a director. The board has not implemented a plan to award options to our directors. There are no contractual arrangements with our sole director. We have no director’s service contracts. The following table sets forth compensation paid to our sole director from inception on April 24, 2013 to our year end on April 30, 2022. Since that time we have not paid any compensation to Mr. Nagy either as an executive officer or as a director.

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

Name and Address	Number of Shares	Percentage of Ownership
Beneficial Ownership
Zoltan Nagy	39,150,000	4.75%
1361 Peltier Drive
Point Roberts, WA 98281

All Officers and Directors as a Group (1 person)	39,150,000	4.75%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Since the fiscal year ended April 30, 2016, Zoltan Nagy, CEO and Director, has advanced the Company funds to pay for general operating expenses. As of April 30, 2020 and 2019, $94,354 and $62,510, respectively, is due to Mr. Nagy. The amount due is unsecured, non-interest bearing and due on demand.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	2022	2021
Audit Fees	$14800	$12,625
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	$0	$0

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this February 27, 2023.

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

Signature	Title	Date

/s/ Zoltan Nagy	President, Chief Executive Officer,	February 27, 2023
Zoltan Nagy	Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors