Form 10-Q
period 2022-10-31
Black Rock Petroleum Co
filed 2023-03-10
CIK 1580095

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of March 6, 2023, the issuer had 160,850,000 shares of its common stock issued and outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK ROCK PETROLEUM COMPANY

BLACK ROCK PETROLEUM COMPANY

UNAUDITED BALANCE SHEETS

AS OF OCTOBER 31, 2022 AND APRIL 30, 2022

	October 31, 2022	April 30, 2021
ASSETS
Current Assets
Bank	$0	$0
	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$12,465	$16,811
Loan payable	32,125	32,125
Due to related party	93,839	84,613
Total Current Liabilities	138,429	133,549

Total Liabilities	138,429	133,549

Stockholders’ Equity (Deficit)
Preferred Stock, $.001 par value, 100,000,000 shares authorized, 100,000,000 and 50,000,000 shares issued and outstanding, respectively	1,001	501
Common Stock, $.001 par value, 200,000,000 shares authorized, 200,000,000 and 160,850,000 shares issued and outstanding, respectively	2,000	1,609
Additional paid-in capital	-	-
Stock subscription	(1,391)	(500)
Accumulated deficit	(140,039)	(135,159)
Total Stockholders’ Equity (Deficit)	(138,429)	(133,549)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$0

See accompanying notes to financial statements.

BLACK ROCK PETROLEUM COMPANY

UNAUDITED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 2022 AND 2021

	Three months ended October 31, 2022	Six months ended October 31, 2022	Three months ended October 31, 2021	Six months ended October 31, 2021

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	3,731	4,880	1,077	9,641
TOTAL OPERATING EXPENSES	3,731	4,880	1,077	9,641

LOSS FROM OPERATIONS	(3,731)	(4,880)	(1,077)	(9,641)

OTHER INCOME (EXPENSE)

TOTAL OTHER INCOME (EXPENSE)	-	-	-	-

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(3,731)	(4,880)	(1,077)	(9,641)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)	(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	200,000,000	186,950,000	120,850,000	120,850,000

See accompanying notes to financial statements.

BLACK ROCK PETROLEUM COMPANY

UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Stock	Additional Paid
	Shares	Amount	Shares	Amount	Subscriptions	In Capital	Deficit	Total
Balance April 30, 2021	-	1	120,850,000	1,209	-		(119,852)	(118,642)
Net Loss for the period ended October 31, 2021							(9,641)	(9,641)
Balance October 31, 2021	-	1	120,850,000	1,209	-	-	(129,493)	(128,283)

Balance April 30, 2022	50,000,000	501	160,850,000	1,609	(500)	-	(135,159)	(133,549)

Stock subscription of common shares			39,150,000	391	(391)			-
Stock subscription of preferred shares	50,000,000	500			(500)

Net loss for the period ended October 31, 2022							(4,880)	(4,880)
Balance, October 31, 2022	100,00,000	1,001	200,000,000	2,000	(1,391)	-	(140,039)	(138,429)

See accompanying notes to financial statements.

BLACK ROCK PETROLEUM COMPANY

UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2022 AND 2021

	Six months ended October 31, 2022	Six months ended October 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,880)	$(9,641)
Adjustments to reconcile net loss to net cash	-	-
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(4,346)	(5,173)
Net Cash Used by Operating Activities	(9,226)	(4,468)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used by Investing Activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	9,226	4,468
Net Cash Provided by Financing Activities	9,226	4,468

Net Increase (Decrease) in Cash and Cash Equivalents	(0)	(0)

Cash and cash equivalents, beginning of period	0	0
Cash and cash equivalents, end of period	$0	0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0
Income taxes paid	$0	$0

NON-CASH INVESTING AND FINANCING INFORMATION

See accompanying notes to financial statements.

BLACK ROCK PETROLEUM COMPANY

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31. 2022

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

The carrying amount of the Company’s financial assets and liabilities, such as cash and accounts payable approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at October 31, 2022.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. There were no potentially dilutive shares for the periods ended October 31, 2022 and 2021.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $140,039 as at October 31, 2022, has no current operations and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is currently seeking an acquisition opportunity with a company in the mining sector.

NOTE 4 – RELATED PARTY TRANSACTIONS

Since the fiscal year ended April 30, 2016, Zoltan Nagy, CEO and Director and a shareholder , has advanced the Company funds to pay for general operating expenses. As of October 31, 2022 and April 30, 2022, $93,838 and $84,613, respectively, is due to the related parties. The amount due is unsecured, non-interest bearing and due on demand.

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

Results of Operations

We have not yet recognized any revenue as of October 31, 2022

For the six months ended October 31, 2022 our net loss was $4,880 compared to $9,641 for the six months ended October 31, 2021. During the current period we incurred $1,135 for audit, accounting and filing expense and $0 of interest expense. In the prior period we incurred $9,641 for audit and accounting expense and $0 of interest expense.

For the three months ended October 31, 2022 our net loss was $3,745 compared to $1,077 for the three months ended October 31, 2021. During the current period we incurred $3,745 for audit, accounting and filing expense and $0 of interest expense. In the prior period we incurred $1,077 for audit and accounting expense and $0 of interest expense.

Liquidity and Capital Resources

As of October 31, 2022, we have no available cash, liabilities of $138,429 and an accumulated deficit of $140,039. During the six months ended October 31, 2022 we used $9,226 of cash in operations and received $9,226 from related parties to pay for operating expenses.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2022 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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