Form 10-Q
period 2023-01-31
Black Rock Petroleum Co
filed 2023-03-10
CIK 1580095

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

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

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK ROCK PETROLEUM COMPANY

BLACK ROCK PETROLEUM COMPANY

UNAUDITED BALANCE SHEETS

AS OF JANUARY 31, 2023 AND APRIL 30, 2022

	January 31, 2023, 2022	April 30, 2022
ASSETS
Current Assets
Bank	$0	$0
	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$9,633	$16,811
Loan payable	32,125	32,125
Due to related party	107,975	84,613
Total Current Liabilities	149,733	133,549

Total Liabilities	149,733	133,549

Stockholders’ Equity (Deficit)
Preferred Stock, $.001 par value, 100,000,000 shares authorized, 100,000,000 and 50,000,000 shares issued and outstanding, respectively	1,001	501
Common Stock, $.001 par value, 200,000,000 shares authorized, 200,000,000 and 160,850,000 shares issued and outstanding, respectively	2,000	1,609
Additional paid-in capital	-	-
Stock subscription	(891)	(500
Accumulated deficit	(151,843)	(135,159)
Total Stockholders’ Equity ( Deficit)	(149,733)	(133,549)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$0

See accompanying notes to financial statements.

BLACK ROCK PETROLEUM COMPANY

UNAUDITED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2023 AND 2022

	Three months ended January 31, 2023	Nine months ended January 31, 2023	Three months ended January 31, 2022	Nine months ended January 31, 2022

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	11,804	16,684	2,304	11,945
TOTAL OPERATING EXPENSES	11,804	16,684	2,304	11,945

LOSS FROM OPERATIONS	(11,804)	(16,684)	(2,304)	(11,945)

OTHER INCOME (EXPENSE)

TOTAL OTHER INCOME (EXPENSE)	-	-	-	-

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(11,804)	(16,684)	(2,304)	(11,945)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00	(0.00)	(0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	200,000,000	191,300,000	120,850,000	120,850,000

See accompanying notes to financial statements.

BLACK ROCK PETROLEUM COMPANY

UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Stock	Additional Paid
	Shares	Amount	Shares	Amount	Subscriptions	In Capital	Deficit	Total
Balance April 30, 2021	-	1	120,850,000	1,209	-		(119,852)	(118,642)
Net Loss for the period ended January 31, 2022							(11,945)	(11,945)
Balance January 31, 2022	-	1	120,850,000	1,209	-	-	(131,797)	(130,587)

Balance April 30, 2022	50,000,000	501	160,850,000	1,609	(500)	-	(135,159)	(133,549

Stock subscription of common shares			39,150,000	391	(391)			-
Stock subscription of preferred shares	50,000,000	500						500

Net loss for the period ended January 31, 2023							(16,684)	(16,684)
Balance, January 31, 2023	100,00,000	1,001	200,000,000	2,000	(891)	-	(151,843)	(149,733)

See accompanying notes to financial statements.

BLACK ROCK PETROLEUM COMPANY

UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2023 AND 2021

	Nine months ended January 31, 2023	Nine months ended January 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(16,684)	$(11,945)
Adjustments to reconcile net loss to net cash	-	-
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(7,178)	6,997
Net Cash Used by Operating Activities	(23,862)	(4,948)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used by Investing Activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred share subscription received	500
Advances from related parties	23,362	4,948
Net Cash Provided by Financing Activities	23,862	4,948

Net Increase (Decrease) in Cash and Cash Equivalents	(0)	(0)

Cash and cash equivalents, beginning of period	0	0
Cash and cash equivalents, end of period	$0	0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0
Income taxes paid	$0	$0

NON-CASH INVESTING AND FINANCING INFORMATION

See accompanying notes to financial statements.

BLACK ROCK PETROLEUM COMPANY

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2023

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

The carrying amount of the Company’s financial assets and liabilities, such as cash and accounts payable approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at January 31, 2023.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. There were no potentially dilutive shares for the periods ended January 31, 2023 and 2021.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $151,843 as at January 31, 2023, has no current operations and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is currently seeking an acquisition opportunity with a company in the mining sector.

NOTE 4 – RELATED PARTY TRANSACTIONS

Since the fiscal year ended April 30, 2016, Zoltan Nagy, CEO and Director and a shareholder , has advanced the Company funds to pay for general operating expenses. As of January 31, 2023 and April 30, 2022, $107,975 and $84,613, respectively, is due to the related parties. The amount due is unsecured, non-interest bearing and due on demand.

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

Results of Operations

We have not yet recognized any revenue as of January 31, 2023

For the nine months ended January 31, 2023 our net loss was $16,684 compared to $11,945 for the nine months ended January 31, 2022. During the current period we incurred $16,684 for audit, accounting and filing expense and $0 of interest expense. In the prior period we incurred $11,945 for audit and accounting expense and $0 of interest expense.

For the three months ended January 31, 2023 our net loss was $11,804 compared to $2,304 for the three months ended January 31, 2022. During the current period we incurred $11,804 for audit, accounting and filing expense and $0 of interest expense. In the prior period we incurred $2,304 for audit and accounting expense and $0 of interest expense.

Liquidity and Capital Resources

As of January 31, 2023, we have no available cash, liabilities of $149,733 and an accumulated deficit of $151,843. During the nine months ended January 31, 2023 we used $23,862 of cash in operations and received $23,362 from related parties to pay for operating expenses and proceeds from preferred share subscriptions of $ 500.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2023 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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