Form 10-K
period 2023-04-30
Black Rock Petroleum Co
filed 2025-11-12
CIK 1580095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2023

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:   000-55281

BLACK ROCK PETROLEUM COMPANY

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

108 2559 Parkview Lane, Port Coquitlam, BC CANADA V3c6m1

(Address of principal executive offices, including zip code.)

(778) 814-7729

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐     NO ☑

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act: YES ☑     NO ☐

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. There has been no active trading of our common stock,

As of November 12, 2025,  200,000,000 shares of the registrant’s common stock were outstanding.

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

Employees

We are a start-up stage company and currently have no employees other than our sole officer and director. We have no employment agreements with our sole officer and director. Our officer and sole director has decided that he will only devote 10% of his time or four hours per week to our operations and as a result our operations may be sporadic and occur at times which are convenient to him. Since he has no experience in oil and gas operations, he intends to hire at least one person who has experience in operating oil and gas leases. The additional employee will not be hired until such time as we are ready to acquire an oil and gas lease. He will not hire an additional person until we raise additional capital to support the employment of such individual.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1C. CYBERSECURITY

Blackrock maintains a comprehensive cybersecurity risk management program designed to identify, protect against, detect, respond to, and mitigate reasonably foreseeable cybersecurity threats to the Company’s operations. This program incorporates internal controls and safeguards aligned with industry standards – including access controls, data encryption, network monitoring, and employee cybersecurity training – to protect the confidentiality, integrity, and availability of the Company’s information assets. We utilize a range of security tools and procedures to continuously monitor our systems and prevent unauthorized access or data loss. In addition, the Company has implemented a formal incident response plan that outlines procedures for promptly addressing and containing cybersecurity incidents. This incident response plan is tested and updated periodically (e.g., through tabletop simulations and third-party penetration testing) to ensure preparedness and effective remediation of any identified security events.

Oversight and Governance: Cybersecurity risk management is overseen at the highest levels of the Company’s leadership. The Board of Directors is responsible for monitoring the Company’s cybersecurity risks and related risk management practices. The Board receives regular reports from management on cybersecurity matters, including updates on risk assessments, security improvements, and any relevant threat developments or incidents. Senior management has designated personnel (including information technology and security officers) to manage day-to-day cybersecurity operations and to implement cybersecurity policies, controls, and procedures. These personnel regularly brief the Board on the status of the Company’s cybersecurity posture and risk mitigation activities. The Company also provides periodic cybersecurity training to all employees to reinforce security awareness and protocol compliance as part of its internal control framework.

Risk Management Processes: Blackrock conducts regular assessments of cybersecurity vulnerabilities and emerging threats across its systems and products. Our risk management approach draws on widely accepted frameworks (such as the NIST Cybersecurity Framework) to prioritize risks and guide the implementation of appropriate security measures. We engage independent security experts to perform evaluations of our cybersecurity program – including periodic third-party security audits and penetration testing – in order to test the effectiveness of our safeguards and to identify areas for improvement. Additionally, the Company maintains a third-party risk management program that assesses and monitors the cybersecurity practices of critical vendors and partners, helping ensure that our service providers uphold robust data security standards. Findings from these ongoing risk assessments and tests are used to continually enhance our internal controls and cybersecurity defenses.

As of the date of this Annual Report, the Company has not experienced any known cybersecurity incidents that had a material effect on our business, operations, or financial condition. During the reporting period, no cybersecurity breach or attack has been identified that resulted in significant data loss, financial costs, or operational disruptions for Blackrock. Nevertheless, cybersecurity threats continue to evolve rapidly, and no security program can guarantee absolute protection against all attacks. A significant cybersecurity incident in the future could potentially cause substantial harm to the Company, including business interruptions, remediation costs, reputational damage, loss of sensitive information, or legal and regulatory consequences. Blackrock  remains proactive in updating and strengthening its cybersecurity measures in light of new threats and technological changes. For further information on the risks associated with cybersecurity and data protection, refer to the “Risk Factors” section of this Annual Report (Item 1A) which discusses these risks in more detail

ITEM 2. PROPERTIES.

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

Recent Sales of Unregistered Securities

None

Issuer Purchase of Securities

The Company did not repurchase any of its securities during the fiscal years ended April 30, 2023 and 2022.

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

We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for drilling one well.

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

Results of Operations

We have not yet recognized any revenue as of April 30, 2023.

For the year ended April 30, 2023 our net loss was $20,914 compared to $15,307 for the year ended April 30, 2022. During the current fiscal year we incurred $20,914 of general and administrative expenses. Our expenses in the prior year was $15,307 of general and administrative expenses. This was the result of higher audit and accounting and transfer agent expenses in 2023.

Liquidity and Capital Resources

As of April 30, 2023, we have no available cash, liabilities of $153,963 and an accumulated deficit of $156,073. During the year ended April 30, 2023 we used $23,862 of cash for operating activities. For the year ended April 30, 2022, we used $7,181 of cash for operating activities. The increase is due to higher net losses and the payment of prior accounts payable.

During the year ended April 30, 2023, we received $23,862 from financing activities compared to $7,181 in the prior year as a result of additional funding from our sole director to continue operations.

Our sole officer and director is willing to advance funds to us on an as needed basis until such time as we can sustain our operations without his assistance. At the present time, we have not made any arrangements to raise additional cash, other than through as described herein. If we need additional cash and can not raise it, or Mr. Nagy will not advance the same, we will either have to suspend operations until we do raise the cash or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BLACK ROCK PETROLEUM COMPANY

FOR THE YEARS ENDED APRIL 30, 2023 AND 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Black Rock Petroleum Company,

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Black Rock Petroleum Company (the Company) as of April 30, 2023, and the related statement of operations, stockholders’ deficit, and cash flow for the year then ended, and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2023, and the results of its operations and its cash flow for each of the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The financial statements of the Company as of April 30, 2022, were audited by other auditors whose report dated February 27, 2023, expressed an unqualified opinion on those statements.

Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses since inception and has not achieved profitable operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

We determined that there were no critical audit matters.

November 12, 2025
We have served as the Company’s auditor since 2023.
Los Angeles, California PCAOB ID Number 6580

BLACK ROCK PETROLEUM COMPANY
BALANCE SHEETS

AS OF APRIL 30, 2023 AND APRIL 30, 2022

	April 30, 2023	April 30, 2022
ASSETS
Current Assets
Bank	$0	$0
Total Current Assets	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$13,863	$16,811
Loan payable	32,125	32,125
Due to related party	107,975	84,113
Total Current Liabilities	153,963	133,049

Total Liabilities	153,963	133,049

Stockholders’ Equity (Deficit)
Preferred Stock, $.00001 par value, 100,000,000 shares authorized, 100,000,000 and 50,000,000 shares issued and outstanding	1,001	1,001
Common Stock, $.00001 par value, 200,000,000 shares authorized, 200,000,000 and 160,850,000 shares issued and outstanding, respectively	2,000	1,609
Stock subscription	(891)	(500)
Accumulated deficit	(156,073)	(135,159)
Total Stockholders’ Equity (Deficit)	(153,963)	(133,049)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$0

See accompanying notes to financial statements.

BLACK ROCK PETROLEUM COMPANY

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED APRIL 30, 2023 AND 2022

	Year ended April 30, 2023	Year ended April 30, 2022

REVENUES	$—	$—

OPERATING EXPENSES
General and administrative expenses	20,914	15,307
TOTAL OPERATING EXPENSES	20,914	15,307

LOSS FROM OPERATIONS	(20,914)	(15,307)

OTHER INCOME (EXPENSE)
TOTAL OTHER INCOME (EXPENSE)	—	—

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(20,914)	$(15,307)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	192,384,521	157,233,652

See accompanying notes to financial statements.

BLACK ROCK PETROLEUM COMPANY

STATEMENT OF STOCKHOLDERS’ DEFICIT

	Preferred stock		Common stock		Additional paid in	Stock
	Shares	Amount	Shares	Amount	capital	subscriptions	Deficit	Total
Balance, April 30, 2021	0	$1	120,850,000	$1,209	$0	-	$(119,852)	$(118,642)
Stock subscription for shares	50,000,000	500				(500)		0
Shares issued for services			40,000,000	400				400
Net loss for the period ended April 30, 2022					-		(15,307)	(15,307)
Balance, April 30, 2022	50,000,000	$501	160,850,000	$1,609	$0	(500)	$(135,159)	$(133,549)
Stock subscription for preferred shares	50,000,000	500						500
Balance April 30, 2022 (adjusted- Note 7)	100,000,000	$1,001	160,850,000	$1,609	$0	(500)	$(135,159)	$(133,049)
Stock subscription of common shares			39,150,000	391		(391)		0
Net loss for the period ended April 30, 2023							(20,914)	(20,914)
Balance, April 30, 2023	100,000,000	$1,001	200,000,000	$2,000	$0	$(891)	$(156,073)	$(153,963)

BLACK ROCK PETROLEUM COMPANY
STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2023 AND 2022

	Year ended April 30, 2023	Year ended April 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(20,914)	$(15,307)
Adjustments to reconcile net loss to net cash
Shares issued for services	0	400
Changes in assets and liabilities:

Increase (decrease) in accounts payable	(2,948)	7,726
Net Cash Used by Operating Activities	(23,862)	(7,181)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used by Investing Activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	23,862	7,181
Net Cash Provided by Financing Activities	23,862	7,181

Net Increase (Decrease) in Cash and Cash Equivalents	(0)	(0)

Cash and cash equivalents, beginning of period	0	0
Cash and cash equivalents, end of period	$0	$0

NON-CASH INVESTING AND FINANCING INFORMATION

See accompanying notes to financial statements.

BLACK ROCK PETROLEUM COMPANY

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2023

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

Accounts payable

Accounts payable represent amounts owed by the Company to suppliers for services received during the ordinary course of business. These liabilities are recognized when the obligation is incurred and are expected to be settled within the next fiscal year. Accounts payable are generally settled in accordance with agreed-upon payment terms, which are typically within 90 days The Company does not expect any significant changes in the timing of these payments and classifies these liabilities as current in the balance sheet.

Loans

Loans are recognized initially at the amount of proceeds received, net of transaction costs, and are subsequently measured at amortized cost using the effective interest method. The Company’s loans are typically classified as current or non-current based on the contractual maturity dates. Interest expense on loans is accrued and recognized in the period in which it is incurred. The Company periodically reviews its loan agreements for any modifications or potential impairments. Loans that are due within one year from the balance sheet date are classified as current liabilities.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. There were no potentially dilutive shares for the years ended April 30, 2023 and 2022.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $156,073 as at April 30, 2023, has no current operations and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is currently seeking an acquisition opportunity with a company in the mining sector.

NOTE 4 - RELATED PARTY TRANSACTIONS

Since the fiscal year ended April 30, 2016, Zoltan Nagy, CEO and Director and a shareholder, have advanced the Company funds to pay for general operating expenses. As of April 30, 2023 and April 30, 2022, $107,975 and $84,113, respectively, is due to Mr. Nagy and the shareholder. The amount due is unsecured, non-interest bearing and due on demand.

NOTE 5 – LOAN PAYABLE

During the year ended April 30, 2021, Walter Weeks advanced the Company $32,125. The loan is unsecured, non-interest bearing and due on demand.

NOTE 6 – SHARE CAPITAL

In July 2022, the Company issued 39,150,000 shares of common stock of the company for shares subscriptions receivable of $391.

NOTE 7- CORRECTION OF ERROR

In preparing the financial statements for the year ended April 30, 2023, it was noted that there was an error in the reporting of an issuance of preferred shares of the company. As such the balance of preferred shares outstanding was increased by 50,000,000, preferred shares on the balance sheet was increased by $500 and due to related party was decreased by $500 for the period ended April 30, 2022. There was no change on the statement of operations as a result of this change.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statement were available to be issued and has determined that there are no material subsequent events that require disclosure in these financial statements except as noted below.

On November 20, 2024, 50,000,000 shares of preferred stock of the Company were cancelled.

On Mary 7, 2024 35,500,500 shares of common stock of the Company were cancelled with an additional 7,670,000 shares of common stock of the Company cancelled on March 27, 2025

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2023, these disclosure controls and procedures were not effective.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period April 30, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal year April 30, 2023, our internal control over financial reporting were not effective at that reasonable assurance level. The following aspects of the Company were noted as potential material weaknesses:

●	lack of an audit committee

●	lack of segregation of duties

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the year ended April 30, 2023  that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)
Zoltan Nagy	57	president, principal executive officer, principal financial
1361 Peltier Drive		officer, principal accounting officer, secretary, treasurer
Point Roberts, Washington 98281		and sole member of the board of directors

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock.  Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon a review of those forms and representations regarding the need for filing for the year ended April 30, 2023, we believe all necessary forms have been filed.

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

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(j)
Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value & Nonqualified Deferred Compensation Earnings	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)
Zoltan Nagy	2023	0	0	0	0	0	0	0
President	2022	0	0	400	0	0	0	400

We have no employment agreements with our sole officer. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.  Further, no compensation has been paid subsequent to April 30, 2023.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole officer and director other than as described herein.

Compensation of Directors

The sole member of our board of directors is not compensated for his services as a director. The board has not implemented a plan to award options to our directors. There are no contractual arrangements with our sole director. We have no director’s service contracts. The following table sets forth compensation paid to our sole director from inception on April 24, 2013 to our year end on April 30, 2023. Since that time we have not paid any compensation to Mr. Nagy either as an executive officer or as a director.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Since the fiscal year ended April 30, 2016, Zoltan Nagy, CEO and Director, has advanced the Company funds to pay for general operating expenses. As of April 30, 2023 and 2022, $94,354 and $62,510, respectively, is due to Mr. Nagy. The amount due is unsecured, non-interest bearing and due on demand.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	2023	2022
Audit Fees	$10,500	$14,800
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	$0	$0

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this November 12, 2025.

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

Signature	Title	Date

/s/ Zoltan Nagy	President, Chief Executive Officer,	November 12, 2025
Zoltan Nagy	Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors