Form 10-Q
period 2023-07-31
Black Rock Petroleum Co
filed 2026-04-23
CIK 1580095

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of April 20, 2026, the issuer had 200,000,000 shares of its common stock issued and outstanding.

BLACK ROCK PETROLEUM COMPANY

FOR THE PERIODS ENDED JULY 31, 2023 AND 2022

BLACK ROCK PETROLEUM COMPANY

UNAUDITED BALANCE SHEETS

AS OF JULY 31, 2023 AND APRIL 30, 2023

	July 31, 2023	April 30, 2023 (audited)
ASSETS
Current Assets
Bank	$0	$0
Total Current Assets	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$13,363	$13,863
Loan payable	32,125	32,125
Due to related party	109,475	107,975
Total Current Liabilities	154,963	153,963

Total Liabilities	154,963	153,963

Stockholders’ Equity (Deficit)
Preferred Stock, $.00001 par value, 100,000,000 shares authorized, 100,000,000 and 50,000,000 shares issued and outstanding	1,001	1,001
Common Stock, $.00001 par value , 200,000,000 shares authorized, 200,000,000 and 160,850,000 shares issued and outstanding, respectively	2,000	2,000
Stock subscription	(891)	(891)
Accumulated deficit	(157,073)	(156,073)
Total Stockholders’ Equity (Deficit)	(154,963)	(153,963)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$0

See accompanying notes to financial statements.

BLACK ROCK PETROLEUM COMPANY

UNAUDITED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2023 AND 2022

	Three months ended July 31, 2023	Three months ended July 31, 2022

REVENUES	$—	$—

OPERATING EXPENSES
General and administrative expenses	1,000	1,139
TOTAL OPERATING EXPENSES	1,000	1,139

LOSS FROM OPERATIONS	(1,000)	(1,139)

OTHER INCOME (EXPENSE)
TOTAL OTHER INCOME (EXPENSE)	—	—

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(1,000)	$(1,139)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	200,000,000	169,786,413

See accompanying notes to financial statements.

BLACK ROCK PETROLEUM COMPANY

UNAUDITED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIODS ENDED JULY 31, 2023 AND 2022

	Preferred stock		Common stock		Additional paid in capital	Stock subscriptions	Deficit
	Shares	Amount	Shares	Amount				Total
Balance, April 30, 2022	50,000,000	$501	160,850,000	$1,609	-	(500)	$(135,159)	$(133,549)
Stock subscription for shares (Note 7)	50,000,000	500						500
Balance April 30, 2022 as adjusted	100,000,000	1,001	160,850,000	1,609	0	(500)	(135,159)	(133,049)
Stock subscription of shares			39,150,000	391		(391)
Net loss for the period ended July 31, 2022		-		-	-	-	(1,139)	(1,139)
Balance, July 31, 2022	100,000,000	$1,001	200,000,000	$2,000	$0	(891)	$(136,298)	$(134,188)

Balance, April 30, 2023	100,000,000	$1,001	200,000,000	$2,000	-	(891)	$(156,073)	$(153,963)
Net loss for the period ended July 31, 2023		-		-	-	-	(1,000)	(1,000)
Balance, July 31, 2023	100,000,000	$1,001	200,000,000	$2,000	-	$(891)	$(157,073)	$(154,963)

BLACK ROCK PETROLEUM COMPANY

UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2023 AND 2022

	Three months ended July 31, 2023	Three months ended July 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,000)	$(1,139)
Adjustments to reconcile net loss to net cash

Increase (decrease) in accounts payable	(500)	114
Net Cash Used ini Operating Activities	(1,500)	(1,025)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used in Investing Activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	1,500	1,025
Net Cash Provided by Financing Activities	1,500	1,025

Net Increase (Decrease) in Cash and Cash Equivalents	(0)	(0)

Cash and cash equivalents, beginning of period	0	0
Cash and cash equivalents, end of period	$0	$0

See accompanying notes to financial statements.

BLACK ROCK PETROLEUM COMPANY

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JULY 31, 2023

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Black Rock Petroleum Company, (“Black Rock” or “The Company”) located at 1361 Peltier Drive, Point Roberts WA, 98281, was formed on April 24, 2013 under the laws of the State of Nevada.  We have not commenced our planned operations. The Company’s fiscal year end is April 30.

We are a start-up, oil and gas exploration stage corporation and distributor of oil field equipment. An exploration stage corporation is one engaged in the search for oil and gas reserves which are not in either the development or production stage.  We have not yet generated or realized any revenues from our business operations

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

BLACK ROCK PETROLEUM COMPANY

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JULY 31, 2023

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. There were no potentially dilutive shares for the periods  ended July 31, 2023 and 2022.

BLACK ROCK PETROLEUM COMPANY

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JULY 31, 2023

Recently issued accounting pronouncements

ASU 2023-09 — Income Taxes (Topic 740): Improvements to Income Tax Disclosures: In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires public business entities to disclose, on an annual basis, a rate reconciliation presented in both dollar amounts and percentages, with specific categories and further disaggregation of those categories based on a quantitative threshold equal to 5% or more of the amount determined by multiplying pre-tax income (loss) by the applicable statutory rate. The ASU also requires disclosure of income taxes paid disaggregated by federal, state, and foreign jurisdictions. The Company adopted ASU 2023-09 effective January 1, 2025 on a prospective basis. The adoption had a financial statement disclosure impact only and did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Standards Not Yet Adopted

ASU 2024-03 — Disaggregation of Income Statement Expenses: In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires public business entities to disclose specified information about certain costs and expenses included in expense line items presented on the face of the income statement. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements and related disclosures.

ASU 2025-05 — Measurement of Credit Losses for Accounts Receivable and Contract Assets: In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU provides a practical expedient permitting entities to assume that conditions at the balance sheet date remain unchanged over the life of current accounts receivable and current contract assets when estimating expected credit losses. The guidance is effective for annual and interim reporting periods beginning after December 15, 2025, with early adoption permitted. The Company does not expect ASU 2025-05 to have a material impact on its consolidated financial statements.

ASU 2025-06 — Targeted Improvements to the Accounting for Internal-Use Software: In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU requires entities to begin capitalizing software development costs when management has authorized and committed to funding the project and it is probable the project will be completed and the software will be used to perform its intended function. The amendments are effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-06 and will assess the impact upon adoption.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

BLACK ROCK PETROLEUM COMPANY

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JULY 31, 2023

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $157,073   at July 31, 2023, has no current operations and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is currently seeking an acquisition opportunity with a company in the mining sector.

NOTE 4 - RELATED PARTY TRANSACTIONS

Since the fiscal year ended April 30, 2016, Zoltan Nagy, CEO and Director and a shareholder, have advanced the Company funds to pay for general operating expenses. As of July 31, 2023 and April 30, 202 3, $109,475 and $107,975, respectively, is due to Mr. Nagy and the shareholder. The amount due is unsecured, non-interest bearing and due on demand.

NOTE 5 – LOAN PAYABLE

During the year ended April 30, 2021, Walter Weeks advanced the Company $32,125. The loan is unsecured, non-interest bearing and due on demand.

NOTE 6 – SHARE CAPITAL

In July 2022, the Company issued 39,150,000 shares of common stock of the company for shares subscriptions receivable of $ 391 .

NOTE 7- CORRECTION OF ERROR

In preparing the financial statements for the year ended April 30, 2023, it was noted that there was an error in the reporting of an issuance of preferred shares of the company. As such the balance of preferred shares outstanding was increased by 50,000,000 , preferred shares on the balance sheet was increased by $ 500 and due to related party was decreased by $ 500 for the period ended April 30, 2022. There was no change on the statement of operations as a result of this change.

BLACK ROCK PETROLEUM COMPANY

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JULY 31, 2023

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

On March 7, 2024 35,500,500 shares of common stock of the Company were cancelled with an additional 7,670,000 shares of common stock of the Company cancelled on March 27, 2025

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

We have not yet recognized any revenue as of July 31, 2023

For the three months ended July 31, 2023 our net loss was $1,000 compared to $1,139 for the three months ended July 31, 2022. During the current period we incurred $1,000 for transfer agent fees  . In the prior period we incurred $1,139 for audit and accounting expense and $0 of interest expense.

Liquidity and Capital Resources

As of July 31, 2023, we have no available cash, liabilities of $154,963 and an accumulated deficit of $157,073. During the three months ended July 31, 2023 we used $1,500 of cash in operations and received $1,500 from our CEO to pay for operating expenses.

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $157,073   at July 31, 2023, has no current operations and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is currently seeking an acquisition opportunity with a company in the mining sector.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2023 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit	Document Description

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

Signature	Title	Date

/s/ Zoltan Nagy	President, Principal Executive Officer,	April 20, 2026
Zoltan Nagy	Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors