Form 10-Q
period 2023-10-31
Black Rock Petroleum Co
filed 2026-06-04
CIK 1580095

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of June 4, 2026 the issuer had 200,000,000 shares of its common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK ROCK PETROLEUM COMPANY

FOR THE PERIODS ENDED OCTOBER 31, 2023 AND 2022

BLACK ROCK PETROLEUM COMPANY

BALANCE SHEETS

AS OF OCTOBER 31, 2023 AND APRIL 30, 2023

	October 31, 2023 (unaudited)	April 30, 2023 ( audited)
ASSETS
Current Assets
Bank	$0	$0
Total Current Assets	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$13,363	$13,863
Loan payable	32,125	32,125
Due to related party	109,475	107,975
Total Current Liabilities	154,963	153,963

Total Liabilities	154,963	153,963

Stockholders’ Equity (Deficit)
Preferred Stock, $0.00001 par value, 100,000,000 shares authorized, 100,000,000 and 50,000,000 shares issued and outstanding	1,001	1,001
Common Stock, $0.00001 par value , 200,000,000 shares authorized, 200,000,000 and 160,850,000 shares issued and outstanding, respectively	2,000	2,000
Stock subscription	(891)	(891)
Accumulated deficit	(157,073)	(156,073)
Total Stockholders’ Equity (Deficit)	(154,963)	(153,963)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$0

See accompanying notes to financial statements.

BLACK ROCK PETROLEUM COMPANY

UNAUDITED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 2023 AND 2022

	Three months ended October 31, 2023	Three months ended October 31, 2022	Six months ended October 31, 2023	Six months ended October 31, 2022

REVENUES			$—	$—

OPERATING EXPENSES
General and administrative expenses	0	3,731	1,000	4,880
TOTAL OPERATING EXPENSES	0	3,731	1,000	4,880

LOSS FROM OPERATIONS	0	(3,731)	(1,000)	(4,880)

OTHER INCOME (EXPENSE)	0	0
TOTAL OTHER INCOME (EXPENSE)	0	(3,731)	(1,000)	(4,880)

PROVISION FOR INCOME TAXES	0	0	0	0

NET LOSS	0	(3,731)	$(1,000)	$(4,880)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	200,000,000	200,000,000	200,000,000	186,950,000

See accompanying notes to financial statements.

BLACK ROCK PETROLEUM COMPANY

UNAUDITED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIODS ENDED OCTOBER 31, 2023 AND 2022

	Preferred stock		Common stock		Additional paid in capital	Stock subscriptions	Deficit
	Shares	Amount	Shares	Amount				Total
Balance, April 30, 2022	50,000,000	$501	160,850,000	$1,609	-	(500)	$(135,159)	$(133,549)
Stock subscription for shares (Note 7)	50,000,000	500						500
Balance April 30, 2022 as adjusted	100,000,000	1,001	160,850,000	1,609	0	(500)	(135,159)	(133,049)
Stock subscription of shares			39,150,000	391		(391)
Net loss for the period ended October 31, 2022		-		-	-	-	(4,880)	(4,880)
Balance, October 31, 2022	100,000,000	$1,001	200,000,000	$2,000	$0	(891)	$(140,039)	$(137,929)

Balance, April 30, 2023	100,000,000	$1,001	200,000,000	$2,000	-	(891)	$(156,073)	$(153,963)
Net loss for the period ended October 31, 2023		-		-	-	-	(1,000)	(1,000)
Balance, October 31, 2023	100,000,000	$1,001	200,000,000	$2,000	-	$(891)	$(157,073)	$(154,963)

See accompanying notes to financial statements.

BLACK ROCK PETROLEUM COMPANY

UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2023 AND 2022

	Six months ended October 31, 2023	Six months ended October 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,000)	$(4,880)
Adjustments to reconcile net loss to net cash
Increase (decrease) in accounts payable	(500)	(4,346)
Net Cash Used ini Operating Activities	(1,500)	(9,226)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used in Investing Activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	1,500	9,226
Net Cash Provided by Financing Activities	1,500	9,226

Net Increase (Decrease) in Cash and Cash Equivalents	(0)	(0)

Cash and cash equivalents, beginning of period	0	0
Cash and cash equivalents, end of period	$0	$0

See accompanying notes to financial statements.

BLACK ROCK PETROLEUM COMPANY

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

OCTOBER 31, 2023

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. There were no potentially dilutive shares for the periods  ended October 31, 2023 and 2022.

Recently issued accounting pronouncements

We have implemented all new accounting pronouncements that are in effect and that may impact our financial statements and do not believe that there are any other new pronouncements that have been issued that might have a material impact on our financial position or results of operations except as noted below:

In August 2023, the FASB issued ASU 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which clarifies the business combination accounting for joint venture formations. The amendments in the ASU seek to reduce diversity in practice that has resulted from a lack of authoritative guidance regarding the accounting for the formation of joint ventures in separate financial statements. The amendments also seek to clarify the initial measurement of joint venture net assets, including businesses contributed to a joint venture. The guidance is applicable to all entities involved in the formation of a joint venture. The amendments are effective for all joint venture formations with a formation date on or after January 1, 2025. Early adoption and retrospective application of the amendments are permitted. We do not expect adoption of the new guidance to have a material impact on our consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, amending reportable segment disclosure requirements to include disclosure of incremental segment information on an annual and interim basis. Among the disclosure enhancements are new disclosures regarding significant segment expenses that are regularly provided to the chief operating decision-maker and included within each reported measure of segment profit or loss, as well as other segment items bridging segment revenue to each reported measure of segment profit or loss. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and are applied retrospectively. Early adoption is permitted. We are currently evaluating the impact of this update on our consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024 and are applied prospectively. Early adoption and retrospective application of the amendments are permitted. We are currently evaluating the impact of this update on our consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We will analyze the impacts of this update in the upcoming years, and we do not anticipate adopting the update early.

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. FASB issued this update to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20, Debt— Debt with Conversion and Other Options. The amendments in this update clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06. Management does not expect this new guidance to have any impact on our consolidated financial statements.

In May 2025, the FASB issued ASU 2025-03, Business Combinations and Consolidation — Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The amendments in this update require an entity involved in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a VIE that meets the definition of a business to consider the factors in paragraphs 805-10-55-12 through 55-15 to determine which entity is the accounting acquirer. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company will analyze the impacts of this update in the upcoming years and anticipate that it will not adopt the Update early.

In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. The amendments in this update revise the Master Glossary definition of the term performance condition for share-based consideration payable to a customer. The revised definition incorporates conditions (such as vesting conditions) that are based on the volume or monetary amount of a customer’s purchases (or potential purchases) of goods or services from the grantor (including over a specified period of time). The revised definition also incorporates performance targets based on purchases made by other parties that purchase the grantor’s goods or services from the grantor’s customers. The revised definition of the term performance condition cannot be applied by analogy to awards granted to employees and nonemployees in exchange for goods or services to be used or consumed in the grantor’s own operations. The amendments in this update are effective for all entities for annual reporting periods (including interim reporting periods within annual reporting periods) beginning after December 15, 2026. Early adoption is permitted for all entities. Management does not expect this new guidance to have any impacts on the Company’s consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide (1) all entities with a practical expedient and (2) entities other than public business entities with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, as follows:

1. Practical expedient. In developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset.

2. Accounting policy election. An entity other than a public business entity that elects the practical expedient is permitted to make an accounting policy election to consider collection activity after the balance sheet date when estimating expected credit losses.

The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Management does not expect this new guidance to have material impacts on the Company’s consolidated financial statements.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606) — Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The amendments in this update exclude from derivative accounting nonexchange-traded contracts with underlying that are based on operations or activities specific to one of the parties to the contract. However, this scope exception does not apply to (1) variables based on a market rate, market price, or market index, (2) variables based on the price or performance of a financial asset or financial liability of one of the parties to the contract, (3) contracts (or features) involving the issuer’s own equity that are evaluated under the guidance in Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and (4) call options and put options on debt instruments. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. Management does not expect this new guidance to have material impacts on the Company’s consolidated financial statements.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815) — Hedge Accounting Improvements. The amendments in this update clarify certain aspects of the guidance on hedge accounting and to address several incremental hedge accounting issues arising from the global reference rate reform initiative. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Management does not expect this new guidance to have material impacts on the Company’s consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) — Narrow-Scope Improvements. The amendments in this update clarify interim disclosure requirements and the applicability of Topic 270. The amendments in this update are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company will analyze the impacts of this update in the upcoming years and anticipate that it will not adopt the update early.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $157,073   at October 31, 2023, has no current operations and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is currently seeking an acquisition opportunity with a company in the mining sector.

NOTE 4 - RELATED PARTY TRANSACTIONS

Since the fiscal year ended April 30, 2016, Zoltan Nagy, CEO and Director and a shareholder, have advanced the Company funds to pay for general operating expenses. As of October 31, 2023 and April 30, 202 3, $109,475 and $107,975, respectively, is due to Mr. Nagy and the shareholder. The amount due is unsecured, non-interest bearing and due on demand.

NOTE 5 – LOAN PAYABLE

During the year ended April 30, 2021, Walter Weeks advanced the Company $32,125. The loan is unsecured, non-interest bearing and due on demand.

 NOTE 6 – SHARE CAPITAL

In July 2022, the Company issued 39,150,000 shares of common stock of the company for shares subscriptions receivable of $391 .

NOTE 7- CORRECTION OF ERROR

In preparing the financial statements for the year ended April 30, 2023, it was noted that there was an error in the reporting of an issuance of preferred shares of the company. As such the balance of preferred shares outstanding was increased by 50,000,000 preferred shares on the balance sheet was increased by $500 and due to related party was decreased by $500 for the period ended April 30, 2022. There was no change on the statement of operations as a result of this change.

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

On March 7, 2024 35,500,500 shares of common stock of the Company were cancelled with an additional 7,670,000 shares of common stock of the Company cancelled on March 27, 2025 .

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

Results of Operations

We have not yet recognized any revenue as of October 31, 2023

For the three months and six months ended October 31, 2023 our net loss was $nil and $1,000 respectively compared to $3,771 and $4,880 for the three and six months ended October 31, 2022. During the period we incurred $1,000 for transfer agent fees. In the prior period we incurred $4,880 for audit and accounting expense and $0 of interest expense.

Liquidity and Capital Resources

As of October 31, 2023, we have no available cash, liabilities of $154,963 and an accumulated deficit of $157,073. During the three months ended October 31, 2023 we used $1,500 of cash in operations and received $1,500 from our CEO to pay for operating expenses.

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $157,073 at October 31, 2023, has no current operations and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is currently seeking an acquisition opportunity with a company in the mining sector.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2023 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Signature	Title	Date

/s/ Zoltan Nagy	President, Principal Executive Officer,	June 4, 2026
Zoltan Nagy	Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors