Form 10-Q
period 2024-01-31
Black Rock Petroleum Co
filed 2026-06-12
CIK 1580095

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of June 15, 2026, the issuer had 200,000,000 shares of its common stock issued and outstanding.

BLACK ROCK PETROLEUM COMPANY

FOR THE PERIODS ENDED JANUARY 31, 2024 AND 2023

BLACK ROCK PETROLEUM COMPANY

BALANCE SHEETS

AS OF JANUARY 31, 2024 AND APRIL 30, 2023

	January 31, 2024 (unaudited)	April 30, 2023 ( audited)
ASSETS
Current Assets
Bank	$0	$0
Total Current Assets	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$13,363	$13,863
Loan payable	32,125	32,125
Due to related party	109,475	107,975
Total Current Liabilities	154,963	153,963

Total Liabilities	154,963	153,963

Stockholders’ Equity (Deficit)
Preferred Stock, $0.00001 par value, 100,000,000 shares authorized, 100,000,000 and 50,000,000 shares issued and outstanding	1,001	1,001
Common Stock, $0.00001 par value , 200,000,000 shares authorized, 200,000,000 and 160,850,000 shares issued and outstanding, respectively	2,000	2,000
Stock subscription	(891)	(891)
Accumulated deficit	(157,073)	(156,073)
Total Stockholders’ Equity (Deficit)	(154,963)	(153,963)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$0

See accompanying notes to financial statements.

BLACK ROCK PETROLEUM COMPANY

UNAUDITED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 2024 AND 2023

	Three months ended January 31, 2024		Three months ended January 31, 2023	Nine months ended January 31, 2024	Nine months ended January 31, 2023

REVENUES	$		$-	$—	$—

OPERATING EXPENSES
General and administrative expenses		0	11,804	1,000	16,684
TOTAL OPERATING EXPENSES		0	11,804	1,000	16,684

LOSS FROM OPERATIONS		0	(11,804)	(1,000)	(16,684)

OTHER INCOME (EXPENSE)		0	0
TOTAL OTHER INCOME (EXPENSE)		0	(11,804)	(1,000)	(16,684)

PROVISION FOR INCOME TAXES		0	0	0	0

NET LOSS		0	(11,804)	$(1,000)	$(16,684)

NET LOSS PER SHARE: BASIC AND DILUTED		$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED		200,000,000	200,000,000	200,000,000	191,300,000

See accompanying notes to financial statements.

BLACK ROCK PETROLEUM COMPANY

UNAUDITED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIODS ENDED JANUARY 31, 2024 AND 2023

	Preferred stock		Common stock		Additional paid in capital	Stock subscriptions	Deficit
	Shares	Amount	Shares	Amount				Total
Balance, April 30, 2022	50,000,000	$501	160,850,000	$1,609	-	(500)	$(135,159)	$(133,549)
Stock subscription for shares (Note 7)	50,000,000	500						500
Balance April 30, 2022 as adjusted	100,000,000	1,001	160,850,000	1,609	0	(500)	(135,159)	(133,049)
Stock subscription of shares			39,150,000	391		(391)
Net loss for the period ended January 31, 2023		-		-	-	-	(16,684)	(16,684)
Balance, January 31, 202 3	100,000,000	$1,001	200,000,000	$2,000	$0	(891)	$(151,843)	$(149,733)

Balance, April 30, 2023	100,000,000	$1,001	200,000,000	$2,000	-	(891)	$(156,073)	$(153,963)
Net loss for the period ended January 31, 2024		-		-	-	-	(1,000)	(1,000)
Balance, January 31, 2024	100,000,000	$1,001	200,000,000	$2,000	-	$(891)	$(157,073)	$(154,963)

See accompanying notes to financial statements.

BLACK ROCK PETROLEUM COMPANY

UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2024 AND 2023

	Nine months ended January 31, 2024	Nine months ended January 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,000)	$(16,684)
Adjustments to reconcile net loss to net cash

Increase (decrease) in accounts payable	(500)	(7,178)
Net Cash Used in Operating Activities	(1,500)	(23,862)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used in Investing Activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred share subscription received		500
Advances from related parties	1,500	23,362
Net Cash Provided by Financing Activities	1,500	23,862

Net Increase (Decrease) in Cash and Cash Equivalents	(0)	(0)

Cash and cash equivalents, beginning of period	0	0
Cash and cash equivalents, end of period	$0	$0

See accompanying notes to financial statements.

BLACK ROCK PETROLEUM COMPANY

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JANUARY 31, 2024

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. There were no potentially dilutive shares for the periods  ended January 31, 2024 and 202 3.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $157,073   at January 31, 2024, has no current operations and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is currently seeking an acquisition opportunity with a company in the mining sector.

NOTE 4 - RELATED PARTY TRANSACTIONS

Since the fiscal year ended April 30, 2016, Zoltan Nagy, CEO and Director and a shareholder, have advanced the Company funds to pay for general operating expenses. As of January 31, 2024 and April 30, 202 3, $109,475 and $107,975, respectively, is due to Mr. Nagy and the shareholder. The amount due is unsecured, non-interest bearing and due on demand.

NOTE 5 – LOAN PAYABLE

During the year ended April 30, 2021, Walter Weeks advanced the Company $32,125. The loan is unsecured, non-interest bearing and due on demand.

NOTE 6 – SHARE CAPITAL

In July 2022, the Company issued 39,150,000 shares of common stock of the company for shares subscriptions receivable of $ 391.

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

On March 7, 2024 35,500,500 shares of common stock of the Company were cancelled with an additional 7,670,000 shares of common stock of the Company cancelled on March 27, 2025.

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

Results of Operations

We have not yet recognized any revenue as of January 31, 2024.

For the three months and nine months ended January 31, 2024 our net loss was $ nil and $1,000 respectively compared to $ 11,804 and  $16,684 for the three and nine months ended January 31, 2023. During the period we incurred $1,000 for transfer agent fees  . In the prior period we incurred $16,684 for audit and accounting expense and $0 of interest expense.

Liquidity and Capital Resources

As of January 31, 2024, we have no available cash, liabilities of $154,963 and an accumulated deficit of $157,073. During the nine months ended January 31, 2024 we used $1,500 of cash in operations and received $1,500 from our CEO to pay for operating expenses.

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $157,073 at January 31, 2024, has no current operations and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is currently seeking an acquisition opportunity with a company in the mining sector.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2024 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Signature	Title	Date

/s/ Zoltan Nagy	President, Principal Executive Officer,	June 12, 2026
Zoltan Nagy	Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors