Form 10-K
period 2024-04-30
Black Rock Petroleum Co
filed 2026-08-06
CIK 1580095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:  000-55281

BLACK ROCK PETROLEUM COMPANY

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

108- 2559 Parkview Lane, Por Coquitlam, BC CANADA V3C 6M1

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. There has been no active trading of our common stock,

As of August 6, 200,000,000 shares of the registrant’s common stock were outstanding.

PART 1

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

Company’s Office

Our executive office is located at 108-2259 Parkview Lane, Coquitlam BC778-. Our telephone number is 778-814-7729    and our registered agent for service of process is the National Registered Agents Inc. of NV, located at 1000 East William Street, Suite 204, Carson City, Nevada 89701. Our fiscal year end is April 30.

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

As of the date of this Annual Report, the Company has not experienced any known cybersecurity incidents that had a material effect on our business, operations, or financial condition. During the reporting period, no cybersecurity breach or attack has been identified that resulted in significant data loss, financial costs, or operational disruptions for Blackrock. Nevertheless, cybersecurity threats continue to evolve rapidly, and no security program can guarantee absolute protection against all attacks. A significant cybersecurity incident in the future could potentially cause substantial harm to the Company, including business interruptions, remediation costs, reputational damage, loss of sensitive information, or legal and regulatory consequences. Blackrock  remains proactive in updating and strengthening its cybersecurity measures in light of new threats and technological changes. For further information on the risks associated with cybersecurity and data protection, refer to the “Risk Factors” section of this Annual Report (Item 1A) which discusses these risks in more detail .

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

Recent Sales of Unregistered Securities

None

Issuer Purchase of Securities

The Company did not repurchase any of its securities during the fiscal years ended April 30, 2024 and 2023.

ITEM 6. [Reserved].

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

We have not yet recognized any revenue as of April 30, 2024 .

For the year ended April 30, 2024 our net loss was $1,000 compared to $ 20,914 for the year ended April 30, 2023. During the current fiscal year ,  we incurred $1,000 for transfer agent fees . In the prior year we incurred $20,914 for audit, accounting and transfer agent expenses.

Liquidity and Capital Resources

As of April 30, 2024, we have no available cash, liabilities of $154,963 and an accumulated deficit of $157,073. During the year ended April 30, 2024 ,we used $1,500 of cash in operations and received $1,500 from our CEO to pay for operating expenses.

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $157,073  at April 30, 2024, has no current operations and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is currently seeking an acquisition opportunity with a company in the mining sector.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BLACK ROCK PETROLEUM COMPANY

FOR THE YEARS ENDED APRIL 30, 2024 AND 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Black Rock Petroleum Company,

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Black Rock Petroleum Company (the Company) as of April 30, 2024, and 2023, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2024, and 2023, and the results of its operations and its cash flow for each of the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GreenGrowth CPAs
August 6, 2026
We have served as the Company’s auditor since 2024.
Los Angeles, California PCAOB ID Number 6580

 BLACK ROCK PETROLEUM COMPANY

BALANCE SHEETS

AS OF APRIL 30, 2024 AND APRIL 30, 2023

	April 30, 2024	April 30, 2023
ASSETS
Current Assets
Bank	$0	$0
Total Current Assets	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$13,363	$13,863
Loans payable	32,125	32,125
Due to related party	109,475	107,975
Total Current Liabilities	154,963	153,963

Total Liabilities	154,963	153,963

Stockholders’ Equity (Deficit)
Preferred Stock, $0.00001 par value, 100,000,000 shares authorized, 100,000,000 and 100,000,000 shares issued and outstanding as of April 30, 2024 and April 30, 2023, respectively.	1,001	1,001
Common Stock, $0.00001 par value, 200,000,000 shares authorized, 200,000,000 and 200,000,000 shares issued and outstanding, as of April 30, 2024 and April 30, 2023, respectively	2,000	2,000
Stock subscription	(891)	(891)
Accumulated deficit	(157,073)	(156,073)
Total Stockholders’ Equity (Deficit)	(154,963)	(153,963)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$0

See accompanying notes to financial statements.

BLACK ROCK PETROLEUM COMPANY

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED APRIL 30, 2024 AND 2023

	Year ended April 30, 2024	Year ended April 30, 2023

REVENUES	$—	$—

OPERATING EXPENSES
General and administrative expenses	1,000	20,914
TOTAL OPERATING EXPENSES	1,000	20,914

LOSS FROM OPERATIONS	(1,000)	(20,914)

OTHER INCOME (EXPENSE)	—	—
TOTAL OTHER INCOME (EXPENSE)	—	—

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(1,000)	$(20,914)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	200,000,000	192,384,521

See accompanying notes to financial statements.

BLACK ROCK PETROLEUM COMPANY

STATEMENT OF STOCKHOLDERS’ DEFICIT

	Preferred stock		Common stock		Additional paid in capital	Stock subscriptions	Deficit
	Shares	Amount	Shares	Amount				Total
Balance, April 30, 2022	50,000,000	$501	160,850,000	$1,609	-	(500)	$(135,159)	$(133,549)
Stock subscription for shares(Note 7)	50,000,000	500						500
Balance April 30, 2022 as adjusted	100,000,000	1,001	160,850,000	1,609	0	(500)	(135,159)	(133,049)
Stock subscription of shares			39,150,000	391		(391)
Net loss for the period ended April 30, 2023							(20,914)	(20,914)
Balance, April 30, 2023	100,000,000	$1,001	200,000,000	$2,000	$0	(891)	$(156,073)	$(153,963

Balance, April 30, 2023	100,000,000	$1,001	200,000,000	$2,000	0	(891)	$(156,073)	$(153,963)
Net loss for the period ended April 30, 2024		-		-	-	-	(1,000)	(1,000)
Balance, April 30, 2024	100,000,000	$1,001	200,000,000	$2,000	-	$(891)	$(157,073)	$(154,963)

See accompanying notes to financial statements.

BLACK ROCK PETROLEUM COMPANY

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2024 AND 2023

	Year ended April 30, 2024	Year ended April 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,000)	$(20,914)
Adjustments to reconcile net loss to net cash

Increase (decrease) in accounts payable	(500)	(2,948)
Net Cash Used in Operating Activities	(1,500)	(23,862)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used in Investing Activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	1,500	23,862
Net Cash Provided by Financing Activities	1,500	23,862

Net Increase (Decrease) in Cash and Cash Equivalents	(0)	(0)

Cash and cash equivalents, beginning of year	0	0
Cash and cash equivalents, end of year	$0	$0

See accompanying notes to financial statements.

BLACK ROCK PETROLEUM COMPANY

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2024

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Black Rock Petroleum Company, (“Black Rock” or “The Company”) located at 108-2259 Parkview Lane, Coquitlam, British Columbia, was formed on April 24, 2013 under the laws of the State of Nevada.  We have not commenced our planned operations. The Company’s fiscal year end is April 30.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. There were no potentially dilutive shares for the years ended April 30, 2024 and 2023.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $157,073 at April 30, 2024, has no current operations and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is currently seeking an acquisition opportunity with a company in the mining sector.

NOTE 4 - RELATED PARTY TRANSACTIONS

Since the fiscal year ended April 30, 2016, Zoltan Nagy, CEO and Director and a shareholder, have advanced the Company funds to pay for general operating expenses. As of April 30, 2024 and April 30, 2023, $109,475 and $107,975, respectively, is due to Mr. Nagy and the shareholder. The amount due is unsecured, non-interest bearing and due on demand.

NOTE 5 – LOAN PAYABLE

During the year ended April 30, 2021, Walter Weeks advanced the Company $32,125. The loan is unsecured, non-interest bearing and due on demand.

NOTE 6 – SHARE CAPITAL

In July 2022, the Company issued 39,150,000 shares of common stock of the company for shares subscriptions receivable of $ 391 .

NOTE 7- CORRECTION OF ERROR

In preparing the financial statements for the year ended April 30, 2023, it was noted that there was an error in the reporting of an issuance of preferred shares of the company. As such the balance of preferred shares outstanding was increased by 50,000,000  preferred shares on the balance sheet was increased by $ 500 and due to related party was decreased by $ 500 for the year then ended April 30, 2022. Citing SAB No. 99, management determined the error did not affect the materiality of previous periods. As a result, they revised their historical financial statements instead of issuing a formal restatement.

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

On March 27, 2025, 7,670,000 shares of common stock were cancelled.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 202 4, these disclosure controls and procedures were not effective.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period April 30, 202 4. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal year April 30, 202 4, our internal control over financial reporting were not effective at that reasonable assurance level. The following aspects of the Company were noted as potential material weaknesses:

●	lack of an audit committee

●	lack of segregation of duties

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the year ended April 30, 2024   that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)
Zoltan Nagy	58	president, principal executive officer, principal financial
108-2559 Parkview Lane		officer, principal accounting officer, secretary, treasurer
Port Coquitlam, British Columbia V3C 6M1		and sole member of the board of directors

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock.  Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon a review of those forms and representations regarding the need for filing for the year ended April 30, 2024, we believe all necessary forms have been filed.

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

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as Exhibit 14.1 with our Form 10-K/A-1 filed with the Securities and Exchange Commission on September 16, 2016 .

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

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(j)
Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value & Nonqualified Deferred Compensation Earnings	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)
Zoltan Nagy	2024	0	0	0	0	0	0	0
President	2023	0	0	0	0	0	0	0

We have no employment agreements with our sole officer. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.  Further, no compensation has been paid subsequent to April 30, 2024.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole officer and director other than as described herein.

Compensation of Directors

The sole member of our board of directors is not compensated for his services as a director. The board has not implemented a plan to award options to our directors. There are no contractual arrangements with our sole director. We have no director’s service contracts. The following table sets forth compensation paid to our sole director from inception on April 24, 2013 to our year end on April 30, 2024. Since that time we have not paid any compensation to Mr. Nagy either as an executive officer or as a director.

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
108-2559 Parkview Lane
Port Coquitlam, British ColumbiaV3C 6M1

All Officers and Directors as a Group (1 person)	39,150,000	4.75%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Since the fiscal year ended April 30, 2016, Zoltan Nagy, CEO and Director, has advanced the Company funds to pay for general operating expenses. As of April 30, 2024 and 2023, $109,475 and $107,975, respectively, is due to Mr. Nagy. The amount due is unsecured, non-interest bearing and due on demand.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	2024	2023
Audit Fees	$18,500	$10,500
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	$0	$0

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

ITEM 15- EXHIBITS

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

Signature	Title	Date

/s/ Zoltan Nagy	President, Principal Executive Officer,	August 6, 2026
Zoltan Nagy	Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and sole member of the Board of Directors